Form 10-Q
period 2000-03-31
IMPROVENET INC
filed 2000-05-15
CIK 1043561

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                        COMMISSION FILE NUMBER 000-29927

                                IMPROVENET, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      77-0452868
(STATE OR OTHER JURISDICTION OF INCORPORATION     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
              OR ORGANIZATION)

                            720 BAY ROAD, SUITE 200
                          REDWOOD CITY, CA 94063-2469
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (650) 701-8000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES / /  NO /X/ (1)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of
                Common stock as of the latest practicable date:

               16,721,525 shares outstanding as of April 30, 2000

(1) The Registrant became subject to the reporting requirements of the Securities Exchange Act of 1934 at the time of its initial public offering on March 15, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                IMPROVENET, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                                            PAGE
                                                                          --------
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements:

            Condensed Consolidated Balance Sheets as of March 31, 2000
            and December 31, 1999.......................................      3

            Condensed Consolidated Statements of Operations for the
            three months ended March 31, 2000 and 1999..................      4

            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2000 and 1999..................      5

            Notes to Condensed Consolidated Financial Statements........      6

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     10

Item 3      Quantitative and Qualitative Disclosures About Market
            Risk........................................................     25

PART II     OTHER INFORMATION

Item 2      Changes in Securities and Use of Proceeds...................     26

Item 4      Submission of Matters to a Vote of Security Holders.........     26

Item 6      Exhibits....................................................     26

SIGNATURES..............................................................     27

PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                IMPROVENET, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $69,014        $45,291
  Accounts receivable, net..................................      1,784          1,023
  Prepaid expenses and other current assets.................      3,531          1,141
                                                                -------        -------
    Total current assets....................................     74,329         47,455
Property and equipment, net.................................      3,103          1,970
Other assets................................................      1,741          2,117
                                                                -------        -------
    Total assets............................................    $79,173        $51,542
                                                                =======        =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 8,497        $ 7,472
  Deferred revenue..........................................        151             92
                                                                -------        -------
    Total current liabilities...............................      8,648          7,564
Other long-term liabilities.................................        125            116
                                                                -------        -------
    Total liabilities.......................................      8,773          7,680
                                                                -------        -------

STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.001 par value:
  Authorized: 5,000,000 shares
  Issued and outstanding: none in 2000, 11,382,694 shares in
    1999 (liquidation value: $83,057).......................         --             12
Common stock, $0.001 par value:
  Authorized: 100,000,000 shares
  Issued and outstanding: 16,560,259 shares in 2000 and
    2,336,616 shares in 1999................................         17              2
Additional paid-in capital..................................    147,723        108,656
Notes receivable from stockholders..........................       (593)          (633)
Unearned stock-based compensation...........................    (19,414)       (22,208)
Accumulated deficit.........................................    (57,333)       (41,967)
                                                                -------        -------
    Total stockholders' equity..............................     70,400         43,862
                                                                -------        -------
    Total liabilities and stockholders' equity..............    $79,173        $51,542
                                                                =======        =======

                            See accompanying notes.

                                IMPROVENET, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
REVENUES:
  Service revenues..........................................  $    782   $   156
  Branding revenues.........................................       510       123
                                                              --------   -------
    Total revenues..........................................     1,292       279
COST OF REVENUES:
  Cost of service revenues (excludes stock-based
    compensation of $244 and $26)...........................     1,007       192
  Cost of branding revenues (excludes stock-based
    compensation of $88 and $15)............................        47        61
                                                              --------   -------
    Total cost of revenues..................................     1,054       253
                                                              --------   -------
Gross profit................................................       238        26
OPERATING EXPENSES:
  Sales and branding (excludes stock-based compensation of
    $1,872 and $85).........................................    10,464     1,745
  Product development (excludes stock-based compensation of
    $46 and $6).............................................     1,240       146
  General and administrative (excludes stock-based
    compensation of $461 and $334)..........................     1,584       297
  Stock-based compensation..................................     2,711       466
                                                              --------   -------
    Total operating expenses................................    15,999     2,654
                                                              --------   -------
Loss from operations........................................   (15,761)   (2,628)
Interest and other income (expense), net....................       395         2
                                                              --------   -------
Net loss....................................................   (15,366)   (2,626)
Accretion of mandatorily redeemable convertible preferred
  stock.....................................................        --      (239)
                                                              --------   -------
  Net loss attributable to common stockholders..............  $(15,366)  $(2,865)
                                                              ========   =======

Basic and diluted net loss per common share.................  $  (3.42)  $ (2.04)
                                                              ========   =======

Shares used in calculating basic and diluted net loss per
  common share..............................................     4,491     1,406
                                                              ========   =======

Pro forma basic and diluted net loss per common share.......  $  (1.12)  $ (0.57)
                                                              ========   =======

Shares used in calculating pro forma basic and diluted net
  loss per common share.....................................    13,748     4,625
                                                              ========   =======

                            See accompanying notes.

                                IMPROVENET, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(15,366)  $(2,626)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       230        19
    Allowance for doubtful accounts.........................        76        35
    Amortization of stock-based compensation................     2,795       466
  Changes in operating assets and liabilities, net of
    acquired working capital deficit:
    Accounts receivable.....................................      (837)     (109)
    Prepaid expenses and other current assets...............    (2,418)      (23)
    Other assets............................................       308        86
    Accounts payable and accrued liabilities................     1,025     1,653
    Deferred revenue........................................        59        --
    Other long-term liabilities.............................         9        --
                                                              --------   -------
      Net cash used in operating activities.................   (14,119)     (499)
                                                              --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (1,268)      (50)
                                                              --------   -------
      Net cash used in investing activities.................    (1,268)      (50)
                                                              --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock, net of
    offering costs..........................................    39,075        --
  Proceeds from the issuance of preferred stock, net........        --    22,050
  Proceeds from exercise of stock options...................        35        --
  Principal payments under lines of credit..................        --      (302)
                                                              --------   -------
      Net cash provided by financing activities.............    39,110    21,748
                                                              --------   -------
Net increase in cash and cash equivalents...................    23,723    21,199
Cash and cash equivalents, beginning of period..............    45,291     1,676
                                                              --------   -------
Cash and cash equivalents, end of period....................  $ 69,014   $22,875
                                                              ========   =======

                            See accompanying notes.

                                IMPROVENET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION AND BUSINESS OF THE COMPANY

    ImproveNet, Inc. (the "Company") (formerly Netelligence, Inc.) was incorporated in California in January 1996 and reincorporated in Delaware in September 1998. The Company is a source for home improvement information and services on the Internet. Through its IMPROVENET.COM and IMPROVENETPRO.COM Web sites, matching services and targeted advertising, the Company is creating a national marketplace for home improvement products and services in which homeowners, service providers and suppliers of home improvement products and related services benefit from an organized and efficient online flow of information and communication. The Company generates quality job leads for architects, designers and contractors, or service providers, from highly interested homeowners within their geographic area using its proprietary matching service. The Company's online features are complemented by personal assistance from a professional staff of personal project advisors and regional and area managers who offer support throughout each phase of the home improvement process.

    During 1998, the Company emerged from the development stage. Although no longer in the development stage, the Company continues to be subject to risks and challenges similar to other companies in a comparable stage of development. These risks include, but are not limited to, dependence on key individuals, successful development, marketing and branding of products and services, the ability to obtain adequate financing to support growth, and competition from larger companies with greater financial, technical, management and marketing resources.

2.  BASIS OF PRESENTATION

    The accompanying interim condensed consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 2000 and results of operations and cash flows for the three months ended March 31, 2000 and 1999. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

    Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended
December 31, 1999 included in the Company's Prospectus filed with the Securities and Exchange Commission on March 15, 2000.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NET LOSS PER COMMON SHARE

    Basic net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of common shares issuable upon the exercise of stock options and warrants and upon conversion of convertible preferred stock, are included in the diluted net loss per common share calculation to the extent these shares are dilutive. A reconciliation

                                IMPROVENET, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows ($ and share amounts in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Numerator
  Net loss attributable to common stockholders..............  $(15,366)  $(2,865)
                                                              --------   -------

Denominator
  Weighted average common shares............................     5,038     1,406
  Weighted average unvested common shares subject to
    repurchase..............................................      (547)       --
                                                              --------   -------
  Denominator for basic and diluted calculation.............     4,491     1,406
                                                              --------   -------

Basic and diluted net loss per common share.................  $  (3.42)  $ (2.04)
                                                              ========   =======

    Proforma net loss per common share has been computed as described above except that it assumes the conversion of preferred stock outstanding into common stock from the date of original issuance. A reconciliation of the numerator and denominator used in the calculation of basic and diluted pro forma net loss per common share follows ($ and share amounts in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Numerator
  Net loss..................................................  $(15,366)  $(2,626)
                                                              --------   -------

Denominator
  Weighted average common shares............................     5,038     1,406
  Adjustment to reflect the assumed conversion of preferred
    stock...................................................     9,257     3,219
  Weighted average unvested common shares subject to
    repurchase..............................................      (547)       --
                                                              --------   -------
  Denominator for proforma basic and diluted calculation....    13,748     4,625
                                                              --------   -------

  Basic and diluted pro forma net loss per common share.....  $  (1.12)  $ (0.57)
                                                              ========   =======

    MULTI-YEAR COMMERCIAL CONTRACTS

    Commencing in September 1999, the Company has entered into multi-year commercial contracts, some of which are with related parties. These commercial contracts generally provide for a fixed annual fee, an advertising or branding package that includes a mix of buttons, banners, SmartLeads and other marketing or branding services, including FIND-A-CONTRACTOR or POWERED BY IMPROVENET, plus a continuous presence, as defined, on the Company's Web sites. These commercial contracts are for periods ranging between 2 and 12 years, including renewal options. These commercial contracts also include cooperative marketing arrangements under which the Company is obligated to fund, as defined, co-operative branding expenditures on television and in the print media, with or on behalf of the commercial party. Most

                                IMPROVENET, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) commercial contracts provide for the Company to spend up to 50% to 100% of the fees the Company expects to receive. In return, the Company expects to receive significant marketing and branding benefits including better advertising rates, stronger brand recognition, and access to customer databases, direct mail inserts and marketing resources--all designed to generate more traffic to its sites and jobs to its proprietary matching services.

    As the Company does not have an established historical practice of selling advertising for cash for similar multi-year commercial contracts, the Company has not assigned any value to the exchange of services or barter element of these transactions and accordingly, the Company has not recorded either revenue or sales and branding expense for the barter element. However, some of these multi-year commercial contracts do generate an overall net cash component to the Company, and in these cases, the Company has recorded revenue based on the cash received or receivable under the contract, net of the obligation, if any, to reimburse the commercial party for the cooperative branding and other marketing services. These revenues are recognized over the term of the commercial contract once advertising and other services have been delivered to the commercial party and collection of the resulting net receivable is deemed probable.

    Furthermore, in connection with certain of these multi-year commercial contracts, the Company also issued warrants to purchase shares of the Company's common stock to the commercial parties. These warrants have been valued by the Company using the Black Scholes option pricing model. As the fair value of these warrants represent an additional rebate on the revenue otherwise recorded under the contracts, the amortization of the warrants is further netted against this revenue over the term of the respective commercial contract. To the extent that there is insufficient revenues, the remaining amortization of warrant stock-based compensation is expensed and characterized as sales and marketing expense.

    As a result, for the three months ended March 31, 2000, the Company has not recognized revenue of $700,000 which represents $84,000 of warrant stock-based compensation amortization and $616,000 for the barter element amounts of these commercial contracts.

    Revenues may be analyzed as follows ($ in thousands):

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Service revenues............................................   $  782      $156
Amounts invoiced under branding and multi-year commercial
  contracts.................................................    1,210       123
                                                               ------      ----
                                                                1,992       279
Amounts invoiced and accrued under multi-year commercial
  contracts with related parties............................     (616)       --
Amortization of warrant stock-based compensation............      (84)       --
                                                               ------      ----
Revenues....................................................   $1,292      $279
                                                               ======      ====

                                IMPROVENET, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Revenues are reported in the statements of operations net of the amounts invoiced and accrued under the multi-year commercial contracts with related parties as follows ($ in thousands):

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Service revenues............................................   $  782      $156
Branding revenues...........................................      510       123
                                                               ------      ----
Revenues....................................................   $1,292      $279
                                                               ======      ====

4.  STOCKHOLDERS' EQUITY

    On March 15, 2000, the Company completed the initial public offering ("IPO") of its common stock. Pursuant to this offering, a total of 2,760,000 shares of common stock were sold at the IPO price of $16.00 per share, generating total net proceeds of approximately $39.1 million. Upon completion of the Company's IPO, all outstanding convertible preferred stock was converted into common stock on a share for share basis. Additionally, warrants to purchase convertible preferred stock were converted to warrants to purchase an equivalent number of shares of the Company's common stock.

5.  SUBSEQUENT EVENTS

    In April 2000, the Company advanced, pursuant to a loan agreement, $1.0 million to Ronald B. Cooper, president and chief executive officer. The loan is collateralized pursuant to a pledge agreement for all shares Mr. Cooper currently holds or acquires in the future pursuant to stock option agreements. At April 30, 2000, the loan was collateralized by a total of 637,102 shares held and shares exercisable and unexercisable by Mr. Cooper. The loan bears interest at a rate of 6.46% per annum and is due no later than April 30, 2001.

    The Company entered into a new lease agreement commencing on May 1, 2000 for approximately 13,000 square feet of office space for a West Coast support center located in Camarillo, California. The lease is for a five-year term with an initial monthly rent of approximately $12,000, which will increase annually by the lesser of the change in the consumer price index or 3%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    ImproveNet, Inc. is a source for home improvement information and services on the Internet. Through our IMPROVENET.COM and IMPROVENETPRO.COM Web sites, matching services and targeted advertising, we are creating a national marketplace for home improvement products and services in which homeowners, service providers and suppliers of home improvement products and related services benefit from an organized and efficient online flow of information and communication. We generate quality job leads for architects, designers, and contractors, or service providers, from highly interested homeowners within their geographic area, using our proprietary matching service. Our online features are complemented by personal assistance from a professional staff of personal project advisors and regional and area managers who offer support throughout each phase of the home improvement process.

    Our business started in January 1996 as a regional contractor matching service, and we spent most of 1996 and 1997 building our service provider database, developing new services and technology, recruiting personnel and raising capital. We launched our Web site and homeowner/service provider matching service on a national scale in August 1997. In December 1998, we began selling Web site advertising, including SmartLeads services, a way for suppliers of home improvement products to send targeted messages about their products, including product promotions, to homeowners at the time of purchase, as well as to our network of service providers. In March 1999, we began to hire our new senior management team, including our chief executive officer. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. We also expanded the focus of our business model, accelerated our time horizons for increasing traffic on our Web sites and establishing multi-year commercial contracts with suppliers of home improvement products and related services. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in the fall of 1999. In November 1999, we launched our commercial Web site, WWW.IMPROVENETPRO.COM, for our network of service providers. On March 21, 2000, we closed the initial public offering of our common stock.

REVENUES

    We generate substantially all of our revenues from service provider referral services and branding advertisements placed on our Web site. For the three months ended March 31, 2000, 61% of our revenues were service revenues and 39% were branding (formerly referred to as advertising) revenues. For the three months ended March 31, 1999, 56% of our revenues were service revenues and 44% were branding revenues.

SERVICE REVENUES

    We generate service revenues primarily in the form of lead fees and win fees from our service providers and, to a much lesser extent, in the form of enrollment fees from service providers and premium service fees from homeowners. For the three months ended March 31, 2000, lead fees, win fees, enrollment fees and premium service fees represented 36%, 59%, 5% and nil of total service revenues, respectively. For the three months ended March 31, 1999, lead fees, win fees, enrollment fees and premium service fees represented 48%, 42%, 7% and 3% of total service revenues, respectively. From inception through October 1999, we charged to our service providers lead fees ranging from $6 to $10 per lead. In November 1999, we standardized our lead fees at $10 per lead for all jobs. The win fees that we charge to our service providers depend on project size and range from 2% to 10% of the estimated cost of the job, up to a maximum of $995 per job. We charge each new service provider who passes our quality screens an enrollment fee of $90 to join our national network; however, in the past we have often discounted or waived this fee. Our revenue from premium service fees, consisting of fees charged to homeowners for bid and contract assessment services and legal/credit reports on contractors outside the ImproveNet database, has also been negligible.

    Lead fee revenues are recognized at the time the service providers and the homeowner are first matched, while win fee revenues are recognized at the time the service provider or the homeowner notifies us that a job has been sold or won. For both lead fees and win fees, the recognition of revenues coincides with the service providers' obligation to pay us.

    The revenues we generate from lead and win fees are largely a function of:

    - the number of job submissions;

    - the effectiveness in finding a service provider or match for each job submission;

    - the success of the service provider to win a job; and

    - the amount we charge the service provider for a lead or a win.

    The following table provides information on some of our key business metrics:

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
KEY METRIC                                                      2000       1999
----------                                                    --------   --------
Job submissions.............................................   29,500     18,690
Matched jobs................................................   18,130      7,010
Matched jobs as a % of job submissions......................     61.5%      37.5%
Won jobs....................................................    1,810        390
Won jobs as a % of matched jobs.............................     10.0%       5.5%
Won jobs as a % of jobs submissions.........................      6.1%       2.1%

    Revenues from new service provider enrollment fees are recognized as revenue ratably over the expected period they participate in our contractor matching service, which is initially estimated to be between one and two years. Revenues from premium service fees to homeowners are recognized at the time the service is provided.

BRANDING REVENUES

    We generate branding revenues from the sale of banner, button and other advertising on our Web sites, and from the sale to suppliers of SmartLeads generated from jobs submitted by homeowners visiting our Web sites and from the sale of FIND-A-CONTRACTOR or POWERED BY IMPROVENET products in commercial agreement products and services. Our branding revenues generally come from suppliers of home improvement products.

    Advertisers pay us to display their banner, button and other advertisements on the Web pages we serve when a user is visiting our Web sites. Our branding revenues historically have been derived from short-term advertising contracts based on either a guaranteed minimum number of impressions or a fixed fee per thousand impressions. Revenues from banner, button and other branding are largely a function of:

    - the number of Web pages that we serve;

    - the percentage of those pages on which we are able to sell advertisements; and

    - the amount we charge per advertisement.

    Currently branding revenues are comprised of:

    - advertising paid for in cash; and

    - advertising paid for by way of barter.

    CASH ADVERTISING. Cash advertising revenues generally are derived from short-term advertising contracts in which we typically guarantee that a minimum number of impressions will be delivered to our Web site visitors over a specified period of time for a fixed fee. Cash advertising revenues from banner, button and other Web site advertisements are recognized at the lesser of the amount recorded ratably over the period in which the advertising is delivered or the percentage of guaranteed impressions delivered. SmartLeads are also paid for in cash and revenues are recognized when the SmartLeads have been delivered to the customer. Cash advertising is recognized when we have delivered the advertising, evidence of an agreement is in place and fees are fixed, determinable and collectible. For the three months ended March 31, 2000 and 1999, cash advertising totaled $205,000 and $58,000 and accounted for approximately 16% and 21% of our revenues, respectively.

    BARTER ADVERTISING. Barter advertising comes from two distinct contractual sources: short-term barter advertising similar in nature to our cash advertising contracts and multi-year commercial contracts. Barter advertising is recognized in accordance with EITF No. 99-17, "Accounting for Advertising Barter Transactions", which we adopted in 1999. Under EITF No. 99-17, we record advertising transactions at fair value only when we have an established historical practice of selling similar advertising for cash. The characteristics of the advertising that must be similar include the duration of the display of the advertising, the prominence and positioning of the advertising, the intended audience, the timing of the advertising and its circulation.

    SHORT-TERM BARTER ADVERTISING. Short-term barter advertising results from the exchange of advertising space on our Web site for reciprocal advertising space on Web sites of third parties. Branding revenues and sales and branding expenses arising from these transactions are recorded at fair value as we have an established historical practice of receiving cash for similar short-term advertising. In 1999, we engaged in short-term barter advertising and recorded revenues of $65,000 for the three months ended March 31, 1999, which represented approximately 23% of our revenues for that same period. Sales and branding expenses arising from these barter transactions are recognized when the advertisements are delivered on the reciprocal Web site, which is typically the same period in which advertisements are delivered on our Web site. We did not engage in any short-term barter advertising during the three months ended
March 31, 2000.

    MULTI-YEAR COMMERCIAL CONTRACTS. Commencing in September 1999, we have entered into multi-year commercial contracts, some of which are with related parties. These commercial contracts generally provide for a fixed annual fee, an advertising or branding package that includes a mix of buttons, banners, SmartLeads and other marketing or branding services, including FIND-A-CONTRACTOR or POWERED BY IMPROVENET, plus a continuous presence, as defined, on our Web sites. These commercial contracts are for periods ranging between 2 and 12 years, including renewal options. These commercial contracts also include cooperative marketing arrangements under which we are obligated to fund, as defined, co-operative branding expenditures on television and in the print media, with or on behalf of the commercial party. Most commercial contracts provide for us to spend up to 50% to 100% of the fees that we expect to receive. In return, we expect to receive significant marketing and branding benefits including better advertising rates, stronger brand recognition, and access to customer databases, direct mail inserts and marketing resources--all designed to generate more traffic to our sites and jobs to our proprietary matching services.

    As we do not have an established historical practice of selling advertising for cash for similar multi-year commercial contracts, we have not assigned any value to the exchange of services or barter element of these transactions and accordingly, we have not recorded either revenue or sales and branding expense for the barter element. However, some of these multi-year commercial contracts do generate an overall net cash component to us, and in these cases, we have recorded revenue based on the cash received or receivable under the contract, net of the obligation, if any, to reimburse the commercial party for the cooperative branding and other marketing services. These revenues are recognized over the term of the commercial contract once advertising and other services have been delivered to the commercial party and collection of the resulting net receivable is deemed probable.

    Furthermore, in connection with certain of these multi-year commercial contracts, we have also issued warrants to purchase shares of our common stock to the commercial parties. We have valued these warrants using the Black Scholes option pricing model. As the fair value of these warrants represents an additional rebate on the revenue otherwise recorded under the contracts, the amortization of warrant stock-based compensation is further netted against this revenue over the term of the respective commercial contract. To the extent that there are insufficient revenues, the remaining amortization of warrant stock-based compensation is expensed and characterized as sales and marketing expense.

    As a result, for the three months ended March 31, 2000, we have not recognized revenue of $700,000 which represents $84,000 of warrant stock-based compensation amortization and $616,000 for the barter element of these commercial contracts.

NET LOSSES

    We have incurred substantial losses and negative cash flows from operations since inception as we have spent substantial amounts primarily on branding and other marketing activities, and developing and expanding our services and our operations infrastructure. As of March 31, 2000, we had an accumulated deficit of approximately $57.3 million. We intend to continue to invest substantial amounts in branding and marketing activities, completing the expansion, started in the second half of 1999, of our support field organization and in the development and acquisition of new content on our Web site, new products and technologies. Thus, we will continue to lose money unless we significantly increase our revenues, and we cannot predict when, if ever, we will operate profitably.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    Revenues

    Revenues increased to approximately $1.3 million for the three months ended March 31, 2000 from $279,000 for the three months ended March 31, 1999, an increase of approximately $1.0 million or 363%. For the three months ended March 31, 2000, service revenues increased from $156,000 to $782,000, an increase of $626,000 or 401% over the three months ended March 31, 1999. The increase in service revenues is primarily due to the increased number of visits to our Web sites, increased job submissions and improvement in the number of jobs matched as a percentage of total job submissions and in the number of jobs won as a percentage of jobs matched, or our match and win rates, respectively, which led to increased lead and win fee revenues. Revenues from new service provider enrollment fees and fees charged to homeowners for premium services were not significant in either period.

    Branding revenues for the three months ended March 31, 2000 increased from $123,000 to $510,000, an increase of $387,000 or 315% over the three months ended March 31, 1999. Our branding revenues in 2000 include amounts invoiced under commercial contracts of approximately $1.0 million less $700,000 for amounts invoiced and accrued under these contracts with related parties and amortization of warrant stock-based compensation.

    Revenues may be analyzed as follows:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -------------------------
                                                                       2000             1999
                                                                     --------         --------
                                                                         ($ IN THOUSANDS)
Service revenues............................................          $  782            $156
Amounts invoiced under branding and multi-year commercial
contracts...................................................           1,210             123
                                                                      ------            ----
                                                                       1,992             279
                                                                      ------            ----
Amounts invoiced and accrued under multi-year commercial
contracts with related parties..............................            (616)             --
Amortization of warrant stock-based compensation............             (84)             --
                                                                      ------            ----
Revenues....................................................          $1,292            $279
                                                                      ======            ====

    OPERATING EXPENSES

    COST OF REVENUES. Cost of revenues increased $801,000 or 317% from $253,000, or 91% of revenues, for the first quarter of 1999 to approximately $1.1 million, or 82% of revenues, for the first quarter of 2000. Cost of revenues expressed as a percentage of service revenues and amounts invoiced under branding and multi-year commercial contracts were 53% for the first quarter of 2000 compared to 91% for the first quarter of 1999.

    Cost of service revenues consists of payroll and related costs and occupancy, telecommunications and other administrative costs for our project service group, which is responsible for all phases of our proprietary matching services and includes our project advisors. In addition, cost of service revenues includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation. Cost of service revenues increased $815,000, or 424%, from $192,000 for the first quarter of 1999 to approximately $1.0 million for the first quarter of 2000. For the first quarter of 2000, cost of service revenues exceeds service revenues by $225,000. The increase in cost of service revenues is attributable to our investment in the expansion and staffing of our project services infrastructure in advance of our large investments to drive volume increases in traffic and jobs to our site. The increase in cost of service revenues included payroll and related costs, including recruiting, commensurate with the increase in the number of personal project advisors, which increased from 8 at March 31, 1999 to 49 at March 31, 2000. In addition, the increase in cost of service revenues included facilities and office expenses related to the full build-out, started in the third quarter of 1999, of our first support center located in Fort Lauderdale, Florida. We have completed our plans for a second support center in Camarillo, California which is expected to become operational on June 1, 2000. Approximately 50% of this support center will be dedicated to housing our personal project advisors.

    Cost of branding revenues includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation. Cost of branding revenues decreased $14,000, or 23%, from $61,000 for the first quarter of 1999 to $47,000 for the first quarter of 2000. The decrease in cost of branding revenues was attributable primarily to temporary staffing of web site operations in the first quarter of 1999.

    SALES AND BRANDING. Our sales and branding expenses include all of our online and offline direct advertising, public relations and trade show expenses. Sales and branding expenses also include payroll and related costs, support staff expenses, travel costs and other general expenses of our marketing, professional services and partnership services departments. Sales and branding expenses increased approximately $8.7 million, or 500%, from approximately
$1.7 million, or 625% of revenues, for the first quarter of 1999 to approximately $10.5 million, or 810% of revenues, for the first quarter of 2000.

    Our direct branding expenses, primarily offline and online advertising expenses increased approximately $3.4 million, from $836,000, or 300% of revenues, for the first quarter 1999 to approximately $4.2 million, or 325% of revenues, for the first quarter of 2000. Our investment in our professional services infrastructure increased approximately $3.8 million, from $200,000, or 72% of revenues, for the first quarter of 1999 to approximately $4.0 million, or 310% of revenues, for the first quarter of 2000. Our professional services expenses included payroll and related costs, travel and other support costs. The number of associates in our professional services group increased from 5 associates at March 31, 1999 to 134 associates at March 31, 2000. Our partnership services group and all other general sales and branding expenses increased approximately $1.6 million, from $709,000, or 254% of revenues, for the first quarter of 1999 to approximately $2.3 million, or 178% of revenues, for the first quarter of 2000.

    PRODUCT DEVELOPMENT. Our product development costs include payroll and related costs of our editorial and technology staffs, fees for contract content providers, and other costs of Web site design and new technologies required to enhance the performance of our Web sites. Product development expenses increased approximately $1.1 million, or 749%, from $146,000, or 52% of revenues, for the first quarter of 1999 to approximately $1.2 million, or 96% of revenues, for the first quarter of 2000. The increase was attributable primarily to increased payroll and related costs, recruiting and contract content providers. The increase in product development costs was to expand our infrastructure of engineers and editorial staff to design, test and implement expanded content, including management of content, and tools, for example, estimators, visualizers, calculators, as well the development of new product and services.

    GENERAL AND ADMINISTRATIVE. Our general and administrative expenses include payroll and related costs and travel, recruiting, professional and advisory services and other general expenses for our executive, finance and human resource departments. General and administrative expenses increased approximately $1.3 million, or 433%, from $297,000, or 106% of revenues, for the first quarter of 1999 to approximately $1.6 million, or 123% of revenues, for the first quarter of 2000. The increase in general and administrative expenses is primarily attributable to salary and related expenses for additional personnel hired to support the growth of business and activities as a public company.

    STOCK-BASED COMPENSATION. Stock-based compensation consists of expenses associated with the issuance of stock options and warrants. Stock-based compensation, which is a non-cash charge, increased approximately $2.2 million, or 482%, from $466,000, or 167% of revenues, for the first quarter of 1999 to approximately $2.7 million, or 210% of revenues, for the first quarter of 2000. The increase in stock-based compensation expense is primarily attributable to an increased number of new associates and attendent increase in stock options. All new employees are awarded stock options. The total number of associates increased from 46 at March 31, 1999 to 270 at March 31, 2000.

    INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income (expense), net increased to $395,000 for the three months ended March 31, 2000 from $2,000 for the three months ended March 31, 1999. The increase in net interest income is attributable to an increase in our average invested cash balance as a result of the private sale of our preferred stock in March 1999, September 1999 and December 1999, as well as to the net proceeds received from our initial public offering on March 15, 2000, and to a lesser extent, the increase in yields on our invested cash balances.

    INCOME TAXES

    We have recorded a 100% valuation allowance against our net deferred tax assets, which arose primarily as a result of our aggregate operating losses. The valuation allowance will remain at this level until such time as we believe that the realization of the net deferred tax assets is more likely than not. Accordingly, our results of operations do not reflect any tax benefits for our reported losses.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary capital needs have been to fund our operating losses, prepay our large media purchases and make capital expenditures. Since our inception, we have primarily financed our operations through private sales of our convertible preferred stock, convertible notes and common stock. On March 21, 2000, we closed our initial public offering that generated net cash proceeds of approximately $39.1 million.

    Net cash used for operations was approximately $14.1 million for the three months ended March 31, 2000, compared to $499,000 for the three months ended March 31, 1999. The increase in net cash used in operating activities was due primarily to an increase in our net loss after adding back non-cash stock-based compensation and other charges and an increase in prepaid expense and other assets.

    Net cash used for investing activities was approximately $1.3 million for the three months ended March 31, 2000, compared to $50,000 for the three months ended March 31, 1999. The increase in net cash used in investing activities was a result of an increase in the purchase of property and equipment related to new leased facilities, increased personnel and hardware to support, monitor and control increased traffic and jobs.

    Net cash provide by financing activities increased to approximately
$39.1 million for the three months ended March 31, 2000, compared to approximately $21.7 million for the three months ended March 31, 1999. The increase was primarily due to the receipt of approximately $39.1 million of net proceeds from our initial public offering in March 2000 compared to approximately $22.1 million of net proceeds from the issuance of convertible preferred stock in March 1999, which was used, among other things, to repay $300,000 outstanding under the line of credit.

    Our capital requirements depend on numerous factors, including the success of our strategies for generating revenues and the amount of resources we devote to investments in our technology, sales, marketing and brand promotion. Our expenditures have substantially increased since inception as our operations and staff have grown and we anticipate that our quarterly expenditures will remain at the same level of the fourth quarter 1999 or increase for the foreseeable future. In addition, we will continue to evaluate possible investments in businesses, products and technologies complementary to our existing business. Our capital expenditures for 2000 are currently estimated to be approximately $3.5 million, including $500,000 for leasehold improvements to complete the build-out and furnishing of our Camarillo, California support center. At
March 31, 2000, we had approximately $69.0 million in available cash resources.

    We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire complementary businesses, services or technologies. If we raise additional funds by selling equity securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund expansion, react to competitive pressures, or take advantage of unanticipated opportunities would be substantially limited. If this occurred, our business would be significantly harmed.

    Our limited operating history and operating losses have limited our ability to obtain vendor credit or extended payment terms and bank financing on favorable terms, if at all; accordingly, we depend on our cash and cash equivalent balances to fund our operations.

    We expect to experience growth, beyond fourth quarter 1999 levels, in our quarterly operating expenses for the foreseeable future. Accordingly, we currently anticipate that our operating expenses, primarily sales and branding expenditures, and payroll and related costs will constitute a material use of future cash resources. We anticipate that our current cash and cash equivalent balances, will be adequate to meet our foreseeable working capital and operating expense requirements for at least the next twelve months. We do not currently have any plans for a follow-on public offering nor do we have any predetermined future share price thresholds that would cause us, based on share price alone, to initiate a follow-on public offering. We will continue to evaluate our needs for funds based on our assessment of access to public or private capital markets and the timing of our need for funds. Although we have no present intention to conduct additional public equity offerings, we may seek to raise these additional funds through private or public debt or equity financings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. We do not currently hold any derivative instruments and do not engage in hedging activities. We will be required to adopt SFAS No. 133 for the year ending December 31, 2001. We expect the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flow.

RISK FACTORS THAY MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    THIS DOCUMENT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "ANTICIPATES', "BELIEVES", "CONTINUE", "COULD", "ESTIMATES", "EXPECTS", "INTENDS", "PLANS", "POTENTIAL", "PREDICTS", "SHOULD" OR "WILL" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY WHICH ARE INTENDED TO IDENTIFY CERTAIN OF THESE FORWARD-LOOKING STATEMENTS. THE CAUTIONARY STATEMENTS MADE IN THIS DOCUMENT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS DOCUMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS DOCUMENT. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN THE COMPANY'S PROSPECTUS AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, DATED MARCH 15, 2000.

RISKS RELATED TO OUR BUSINESS

WE HAVE LARGE ACCUMULATED LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

    We have incurred substantial losses and used substantial cash to support our operations as we have expanded our sales and branding programs, funded the development of our services, promoted our Web sites and matching service and expanded our operations infrastructure. As of March 31, 2000, our accumulated loss was approximately $57.3 million. We expect our expenditures on sales and branding activities, support field services and the development of new products, services and technologies to continue to increase. We will continue to lose money unless we significantly increase our revenues. We cannot predict when, if ever, we will operate profitably.

WE ARE AN EARLY STAGE COMPANY WITH A NEW SENIOR MANAGEMENT TEAM AND WE HAVE RECENTLY EXPANDED OUR BUSINESS TO OFFER NEW SERVICES. AS A RESULT, WE HAVE A LIMITED HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

    We were incorporated in January 1996; however, we did not begin offering home improvement services on the Internet until August 1997. In December 1998, we began selling Web site advertising. Until March 1999, we focused primarily on building our network of service providers and refining our matching services processes. In March 1999, we hired our new chief executive officer and commenced recruiting our senior management team, including our senior vice president, partnership services; our senior vice president, engineering and development, and chief technology officer; our senior vice president, professional services; our senior vice president and chief financial officer; our vice president, strategic planning, acquisitions and international; and our vice president, human resources. In April 1999, we introduced POWERED BY IMPROVENET, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. In November 1999, we launched our customized Web site for service providers. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in the fall of 1999. As a result, we have a limited history upon which you can evaluate our business and the performance of our senior management team. Furthermore, even if our business is successful, we may change our business to enter into new business areas, including areas in which we do not have extensive experience.

OUR FINANCIAL RESULTS WILL BE AFFECTED BY FLUCTUATIONS IN THE HOME IMPROVEMENT INDUSTRY AND SEASONALITY.

    Our limited operating history and rapid growth make it difficult to assess the impact of seasonal factors on our business. However, our business is dependent upon the home improvement industry. As a result, we expect that our revenues may be lower during the first and fourth quarters since more homeowners commit to home improvement projects during the spring and summer months. We are currently unable to assess the effect of seasonality in the home improvement industry on our business.

OUR MARKET IS BECOMING MORE COMPETITIVE AND WE MAY SUFFER PRICE REDUCTIONS, BE UNABLE TO ATTRACT HOMEOWNERS TO OUR WEB SITE, BE UNABLE TO MAINTAIN OUR SERVICE PROVIDER NETWORK OR ENTER INTO NEW MULTI-YEAR COMMERCIAL CONTRACTS IF WE DO NOT COMPETE EFFECTIVELY.

    The market for our services is intensely competitive, evolving and subject to rapid technological change. To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our online and offline services in order to attract homeowners to our Web site and maintain our service provider network. We expect the intensity of competition to increase in the future. Increased competition may result in changes in our pricing model, fewer homeowners visiting our Web site, service providers leaving our network, less branding revenue, reduced gross profit margins and loss of market share, any one of which could significantly reduce our future profitability. In addition, technological barriers to entry are relatively low. As a result, current competitors, such as local referral businesses and online referral companies such as ServiceMagic.com, iMandi, iCastle, repairnet, HomesSpud, OurHouse.com, Handyman Online, Bid Express and Contractor.com and potential competitors such as The Home Depot, Lowe's and Sears Roebuck & Company could launch Web sites similar to ours that gain broader market acceptance based on content, products and services. Remodel.com, a part of the Homestore.com family of sites, offers a matching service.

    Some of our competitors have more resources and broader and deeper customer access than we do. In addition, many of these competitors have or can readily obtain extensive knowledge of the home improvement industry. Our competitors may be able to respond more quickly than we can to new technologies or changes in Internet user preferences and devote greater resources than we can to the development, promotion and sale of their products and services. We may not be able to maintain our competitive position against current and future competitors, especially those with significantly greater resources, especially offline home improvement retail store chains such as The Home Depot, Lowe's and Sears Roebuck & Company.

OUR FAILURE TO DEVELOP BRAND RECOGNITION COULD LIMIT OR REDUCE THE DEMAND FOR OUR SERVICES AND RESULT IN A COMPLETE LOSS OF THE ANTICIPATED BENEFITS FROM SIGNIFICANT BRANDING EXPENDITURES.

    We believe that continuing to strengthen our brand will be critical to increasing demand for, and achieving widespread acceptance of, our matching services, generating additional homeowner traffic, and entering into new multi-year commercial contracts. Some of our competitors and potential competitors have better name recognition and well-known brands. Promoting and positioning our brand will depend largely on the success of our branding efforts, our ability to deliver content and other features on our Web site that engage our users, and our ability to provide high quality matching services and support. To promote our brand, we will need to maintain or increase our branding budget and otherwise continue or increase our financial commitment to creating and maintaining brand loyalty among users. We expect to spend between $20 million and $30 million in 2000 on direct online and offline sales and branding programs and we expect our branding expenditures to increase in the future. Brand promotion activities may not yield increased homeowner traffic, additional multi-year commercial contracts or increased revenues and, even if they do, any increased revenues may not offset the expenses we incur in building and maintaining our brand. If we fail to develop sufficient brand recognition, our ability to generate branding revenues and service revenues may be harmed.

IF WE FAIL TO MANAGE OUR GROWTH, OUR ABILITY TO MARKET, SELL AND DEVELOP OUR SERVICES COULD BE HARMED.

    Our growth has placed and will continue to place a significant strain on our management systems and resources, and we may be unable to effectively manage our growth in the future. We must plan and manage our growth effectively to offer our services and achieve revenue growth and profitability in a rapidly evolving market. We continue to increase the scope of our operations and have added a number of employees in the past months, including employees in key management and sales or branding positions. We grew from 16 employees as of December 31, 1997 to 270 as of March 31, 2000. For us to effectively manage our growth, we must continue to:

    - improve our operational, financial and management systems and controls;

    - install new management and information systems and controls;

    - locate additional office space in a number of geographic locations; and

    - hire, train and motivate our workforce.

    Failure to manage our growth effectively would hinder our ability to develop, market and sell our services and therefore harm our business.

IF WE DO NOT ATTRACT AND RETAIN A NETWORK OF HIGH QUALITY SERVICE PROVIDERS, OUR BUSINESS COULD BE HARMED.

    We expect to derive the majority of our revenues from our network of service providers in the form of payments for each homeowner referral that we provide to them and for each home improvement project that they win. For the three months ended March 31, 2000, we derived approximately 61% of our total revenues from our network of service providers in the form of lead fees and win fees. Our business is highly dependent on homeowners' use of our Web site to find service providers for their home improvement projects so that service providers will achieve a satisfactory return on their participation in the ImproveNet program.

    A key element of the growth of our business is the pace at which service providers adopt the ImproveNet matching process. This adoption includes responding to homeowner inquiries within 72 hours, providing a competitive, firm quote to homeowners quickly, and paying the service fees to ImproveNet. We devote significant effort and resources to screening and supporting participating service providers and to developing programs that monitor service providers' job wins and that collect service fees from service providers for these wins. Our inability to screen and support service providers effectively, or the failure of our service providers to respond professionally and in a timely manner to homeowner inquiries, could result in low homeowner satisfaction and harm our business. In addition, the failure of our service providers to win home improvement projects, report their wins to us, or pay us service fees could harm our business.

    We must actively recruit new service providers and retain and motivate our current service providers to ensure that we continually have adequate national coverage. We believe that service providers in the home improvement industry suffer from a relatively high failure or turnover rate which makes it difficult for us to retain service providers. Accordingly, we expect that not all of our service providers will remain active participants in our network. If we are unable to achieve low turnover among our network of service providers our business could be harmed.

IF HOMEOWNERS FAIL TO REPORT, AND SERVICE PROVIDERS FAIL TO REPORT AND TO PAY TO US WIN FEES, DIRECTLY OR INDIRECTLY, OUR BUSINESS WOULD BE HARMED.

    Our service providers are responsible for paying us a win fee for each job that they obtain from us. We ask service providers not to pass on the cost of the win fee to the homeowner. However, we do not currently provide any guarantee to the homeowner that our service providers have not raised their rates to cover the win fee nor do we audit or plan to audit our service providers to confirm that they have not raised their rates. We rely on the service providers signed acknowledgements. Homeowners may believe that they are indirectly paying us our win fee through the higher rates of service providers and, therefore, choose to select service providers through word-of-mouth referrals, Yellow Pages, local contractor matching services or other means rather than using our matching service. If homeowners choose not to use our service, we will lose service revenues and visitors to our Web sites and our business will be harmed.

    We depend on our service providers to report that they have won a job and pay us our win fee. We rely on personal relationships with our service providers and the incentive to receive future leads from us to encourage service providers to report wins and pay win fees. We also rely on homeowner questionnaires to ascertain if a job has been won. Currently, we do not have a control or an oversight mechanism in place with either service providers or homeowners to ensure that they report wins and pay win fees. If service providers do not report wins or pay us win fees, we will lose service revenues and our business will be harmed.

WE DEPEND ON THIRD-PARTY RELATIONSHIPS TO ATTRACT VISITORS TO OUR WEB SITES.

    We have entered into multi-year commercial contracts and renewable annual agreements for FIND-A-CONTRACTOR and POWERED BY IMPROVENET with suppliers of home improvement products and services to generate revenues and increase the number of visitors to our Web sites. Under these contracts, suppliers have placed links to our Web site from their Web sites to allow their customers to visit our Web site if the customers are interested in obtaining home improvement information or searching for a service provider. We believe that increasing the number of visitors to our Web sites will increase the number of job submissions. We cannot assure you that these contracts will lead to increased visits to our Web sites or that increased visits to our Web sites will result in increased job submissions. If we do not maintain our existing multi-year commercial contracts and renewable annual agreements on terms as favorable as currently in effect or if we are not able to establish new contracts on commercially reasonable terms, our business could be harmed.

    Companies that we may pursue for a multi-year commercial contract may offer services competitive with suppliers with which we currently have multi-year or renewable annual contracts. As a result, these suppliers may be reluctant to enter into multi-year contracts or renew existing contracts with us.

    We purchase preferential advertising placement on high-traffic Web sites. We believe these Web sites can help us to increase the number of visitors to ImproveNet.com. For example, in 1999 and in the first quarter 2000, approximately 19% and 10%, respectively, of our Web site traffic originated from AltaVista, America Online, Excite@Home, Lycos, Microsoft HomeAdvisor, Quicken.com and Yahoo!. There is intense competition for preferential placements on these Web sites. If we lose our relationships with any one of these Web sites, the traffic on ImproveNet.com may decrease and we may not be able to enter into commercially reasonable contracts with replacement high-traffic Web sites, if at all.

WE DEPEND ON THIRD-PARTY RELATIONSHIPS TO PROVIDE SOFTWARE TOOLS AND INFRASTRUCTURE.

    We integrate third-party software into our service offerings on our Web sites. We would be harmed if the providers from which we license software ceased to deliver and support reliable products, to enhance their current products, or to respond to emerging industry standards. In addition, third-party software may not continue to be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain or obtain, this software could limit the features available on our Web sites, which could harm our business.

IF WE FAIL TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, OUR ABILITY TO COMPETE COULD BE HARMED.

    We depend on the continued service of our key technical, sales and senior management personnel. In particular, the loss of the services of Ronald B. Cooper, our President and Chief Executive Officer, or other senior management personnel, individually or as a group, could cause us to incur increased operating expenses and divert other senior management time in searching for their replacements. We do not have employment agreements with any employee, except Mr. Cooper, and we do not maintain any key person life insurance policies for any of our key employees, except for Mr. Cooper and Robert L. Stevens, our Chairman of the Board. The loss of any of our key technical, sales or senior management personnel could harm our business.

    In addition, we must attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to develop, market and support our services. We may not be able to recruit and retain sufficient numbers of highly skilled employees, and as a result our business could suffer.

IF WE FAIL TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, WE COULD LOSE THESE RIGHTS AND OUR BUSINESS COULD BE HARMED.

    We depend upon our ability to develop and protect our intellectual property rights, including our databases of homeowners and service providers and our internally-developed matching criteria and algorithms, to distinguish our services from our competitors' services. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have no issued patents. Our databases are protected by trade secret laws and our matching service is protected primarily by trade secret and copyright laws. Existing laws afford only limited protection of intellectual property rights. Attempts could be made to copy or reverse engineer aspects of our processes or services or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our intellectual property rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our intellectual property is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights. The use by others of our proprietary rights could harm our business.

OUR SERVICES COULD INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS CAUSING COSTLY LITIGATION AND THE LOSS OF SIGNIFICANT RIGHTS.

    Third parties could claim that we have infringed their intellectual property rights by claiming that our matching service infringes their patents, trade secrets or copyrights. In the ordinary course of business, we have received, and may receive in the future, notices from third parties claiming infringement of their proprietary rights. In addition, providers of goods and services over the Internet are increasingly subject to claims that they infringe patents that cover basic elements of electronic commerce. The resolution of any claims could be time-consuming, result in costly litigation, delay or prevent us from offering our services or require us to enter into royalty or licensing agreements, any of which could harm our business. In the event an infringement claim against us is successful and we cannot obtain a license on acceptable terms, license a substitute technology or redesign our services, our business would be harmed. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed to us or are using confidential or proprietary information in our business.

IF WE EXPERIENCE SYSTEM FAILURES, OUR REPUTATION WOULD BE HARMED AND USERS MIGHT SEEK ALTERNATIVE SERVICE PROVIDERS, CAUSING US TO LOSE REVENUES.

    We depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Substantially all of our computer hardware for operating our Web sites is currently located at Quest in Santa Clara, California with backups located at our facility in Redwood City, California, and formal plans to have a second back-up site with Quest in Sterling, Virginia. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We do not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services, and we do not carry business interruption insurance to compensate us for losses that could occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems either at Quest or at our facility could result in interruptions in our services. Any damage to or failure of our systems could result in interruptions in our service. In addition to placing an increased burden on our engineering staff, any system failure could create user questions and complaints that must be responded to by our customer support personnel. The system failures of various third-party Internet service providers, online service providers and other Web site operators could result in interruptions in our service to those users who require the services of these third-party providers and operators to access our Web sites. These interruptions could reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable. Since we have been keeping logs of our Web sites, our ImproveNet.com Web site has been unintentionally interrupted for periods ranging from two minutes to one hour, the latter prior to February 2000. On one occasion prior to February 2000, some users experienced interruptions in part of our service for a period of 48 hours.

WE MAY HAVE CAPACITY RESTRAINTS THAT COULD LIMIT THE GROWTH OF OR REDUCE OUR REVENUES.

    The satisfactory performance, reliability and availability of our Web sites, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of users. If the volume of traffic, including at peak times, on our Web sites increases, we will need to expand and upgrade our technology, transaction processing systems and network infrastructure. We may not be able to accurately project the rate or timing of these increases, if any, in the use of our services or to expand or upgrade our systems and infrastructure in a timely manner to accommodate these increases.

    We use internally developed systems for operating our services and processing our transactions, including billing and collections processing. We must continually improve these systems in order to accommodate the level of use of our Web sites. In addition, if we add new features and functionality to our services, we could be required to develop or license additional technologies. Our inability to add additional software and hardware or upgrade our technology, transaction processing systems or network infrastructure could cause unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of the users' experience, delays in accounts receivable collection or losses of recorded financial information. Our failure to provide new features or functionality also could result in these consequences. The required hardware may not be readily available or affordable and we may be unable to effectively upgrade and/or expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business.

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR STOCKHOLDERS COULD DEPRESS OUR STOCK PRICE.

    If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock would likely fall. Substantially all of our stockholders who purchased shares of our stock prior to March 15, 2000, are subject to agreements with the underwriters of our initial public offering that restrict their ability to transfer their stock for 180 days from March 15, 2000 without the prior written consent of Credit Suisse First Boston Corporation. However, Credit Suisse First Boston Corporation may, in its sole discretion, release all or any portion of the common stock from the restrictions of these agreements.

RISKS RELATED TO OUR INDUSTRY

HOMEOWNERS AND SERVICE PROVIDERS MAY BE RELUCTANT TO ACCEPT AN INTERNET-BASED SERVICE PROVIDER MATCHING SERVICE.

    Currently most homeowners use traditional means including word-of-mouth referrals, Yellow Pages and local contractor matching services to obtain service providers for their home improvement projects. In addition, many service providers do not use the Internet for business purposes and may be reluctant to become part of a network of service providers on an Internet-based service provider matching service. If homeowners do not use our matching service or service providers do not join our network, we will not be able to generate significant revenues from either services or branding, or be able to enter into new multi-year commercial contracts.

IF THE HOME IMPROVEMENT INDUSTRY DECLINES, OUR REVENUES COULD DECLINE AND OUR BUSINESS COULD BE HARMED.

    Our business is dependent on the economic strength of the home improvement industry. The home improvement industry is cyclical, with the number of home improvement projects affected by national and global economic forces, primarily fluctuations in interest rates and employment levels. We believe that our future performance will be affected by the cyclical nature of the home improvement industry and, as a result, be adversely affected from time to time by industry downturns.

WE COULD BE HELD LIABLE FOR PRODUCTS AND SERVICES REFERRED BY MEANS OF OUR WEB SITE.

    We could be subject to claims relating to products and services that we refer through our Web site. Homeowners may bring claims against us for referring service providers who may have, among other things, provided them with poor workmanship or caused bodily injury or damage to property. Our existing insurance coverage may not cover all potential claims, may not adequately cover all costs incurred in defense of potential claims, may not indemnify us for all liability that may be imposed or may not be renewable in future periods or renewable on terms and conditions satisfactory to us. In addition, claims, with or without merit, would result in diversion of our financial resources and management resources.

WE DEPEND ON THE INCREASING USE OF THE INTERNET. IF THE USE OF THE INTERNET DOES NOT GROW, OUR REVENUES MAY NOT GROW AND COULD DECLINE AND OUR BUSINESS COULD BE HARMED.

    We depend on increased acceptance and use of the Internet. In particular, our matching service depends upon service providers, over time, being willing to use the Internet to find jobs through our service. We believe that service providers generally have not traditionally used computers or the Internet to operate their businesses. Demand and market acceptance for recently introduced products and services over the Internet are subject to a high level of uncertainty. As a result, acceptance and use of the Internet may not develop or a sufficiently broad base of users may not adopt or continue to use the Internet as a medium of commerce or information.

THE INTERNET IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGIES, FREQUENT NEW PRODUCT AND SERVICE INTRODUCTIONS AND EVOLVING INDUSTRY STANDARDS.

    To succeed, we will need to adapt effectively to rapidly changing technologies and continually improve the performance features and reliability of our services. We could incur substantial costs in modifying our products, services or infrastructure to adapt to these changes, and we may also lose customers and revenues if our services fail to adapt to the rapid changes characteristic of the Internet.

    Conversely, if the Internet experiences increased growth in number of users, frequency of use and bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. The success of our business will rely on the Internet providing a convenient means of interaction and commerce. Our business depends on the ability of users to access information without significant delays or aggravation.

FUTURE GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES PERTAINING TO THE INTERNET COULD DECREASE THE DEMAND FOR OUR SERVICES OR INCREASE THE COST OF DOING BUSINESS.

    There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet. These laws and regulations may relate to liability for information retrieved from or transmitted over the Internet, online content, user privacy, taxes or the quality of services. Any new law or regulation pertaining to the Internet, or the adverse application or interpretation of existing laws, could decrease the demand for our services or increase our cost of doing business.

    We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of these laws was adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues created by the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty for or adversely affect companies doing business on the Internet. This could reduce demand for our services or increase the cost of doing business.

LEGISLATIVE AND REGULATORY INITIATIVES REGARDING THE COLLECTION AND USE OF OUR USERS' PERSONAL INFORMATION MAY RESULT IN LIABILITY AND EXPENSES.

    Current computing and Internet technology allows us to collect personal information about our users. In the past, the Federal Trade Commission has investigated companies that have sold personal information to third parties without permission or in violation of a stated privacy policy. Currently, we collect personal information only with the user's consent and under our privacy policy. If we begin collecting or selling personal information without permission or in violation of our privacy policy, we could face potential liability for compiling and providing information to third parties.

THE IMPOSITION OF ADDITIONAL STATE AND LOCAL TAXES ON INTERNET-BASED TRANSACTIONS WOULD INCREASE OUR COST OF DOING BUSINESS AND HARM OUR ABILITY TO BECOME PROFITABLE.

    We file state tax returns as required by law based on principles applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales and use tax collection obligations on out-of-state companies such as ours that engage in or facilitate Internet-based commerce. A number of proposals have been made at state and local levels that could impose taxes on the sale of products and services through the Internet or the income derived from those sales. These proposals, if adopted, could substantially impair the growth of Internet-based commerce and harm our ability to become profitable.

    United States federal law limits the ability of the states to impose taxes on Internet-based transactions. Until October 21, 2001, state and local taxes on Internet-based commerce that are discriminatory against Internet access are prohibited, unless the taxes were generally imposed and actually enforced before October 1, 1998. It is possible that this tax moratorium will not be renewed by October 21, 2001 or at all. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of state and local taxes could harm our ability to become profitable.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to increases or decreases in the amount of interest income we can earn on our investment portfolio and on increases or decreases in the amount of interest expense we must pay with respect to any outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to those debt instruments and credit facilities that are tied to market rates. We had no debt instruments outstanding as of March 31, 2000. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On March 15, 2000, the Company commenced the initial public offering of 2,760,000 shares of its common stock, par value $.001 per share, at a price of $16.00 per share in firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration Nos. 333-92873 and 333-32618), which the United States Securities and Exchange Commission declared effective on March 15, 2000. Credit Suisse First Boston, Robertson Stephens and E*Offering were the lead underwriters for the offering.

    Of the $44.2 million in aggregate proceeds raised by the Company in the offering, (i) $3.1 million was paid to underwriters in connection with the underwriting discount, and (ii) approximately $2.0 million was paid by the Company in connection with offering expenses, printing fees, filing fees, legal fees and accounting fees.

    The Company expects to use the proceeds of the offering for operating activities, including approximately $20 million to expand our sales and branding programs and to expand our field support organization, approximately
$3.5 million for capital expenditures and the balance for other general corporate purposes, including general and administrative operations and potential acquisitions.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

    By annual meeting on February 22, 2000, our stockholders approved the following proposals:

    - A proposal to amend our Certificate of Incorporation to amend the authorized capital of ImproveNet, Inc. to consist of 100,000,000 shares of common stock and 5,000,000 of preferred stock at the closing of the initial public offering;

    - a proposal to amend and restate our bylaws;

    - a proposal to approve our 1999 Equity Incentive Plan;

    - a proposal to approve our 1999 Employee Stock Purchase Plan;

    - a proposal to approve the form Indemnity Agreement for use as an agreement between ImproveNet, Inc. and each of our executive officers and directors;

    - a proposal to elect Andrew Anker, Domenico Cecere, Ronald Cooper, Stuart Gannes, Brian Graff, Garrett Gruener, Alex Knight and Robert Stevens directors of ImproveNet, Inc.;

    - a proposal to ratify the selection of PricewaterhouseCoopers, LLP as independent auditors of the Company.

    Shares voting:

For:....................................................  11,054,541
Against:................................................          --
Abstaining:.............................................       5,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.34     Promissory Note and Stock Pledge Agreement between
               ImproveNet, Inc. and Ronald B. Cooper dated April 14, 2000

     27.1      Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                                       IMPROVENET, INC.

                                                       By:  /s/ RICHARD G. REECE
                                                            -----------------------------------------
                                                            Richard G. Reece
                                                            Senior Vice President and Chief Financial
                                                            Officer (Principal Accounting and
                                                            Financial Officer)

Date:  May 15, 2000