Form 10-Q
period 2000-06-30
IMPROVENET INC
filed 2000-08-14
CIK 1043561

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 -----------

                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                        COMMISSION FILE NUMBER 000-29927


                                IMPROVENET, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                          77-0452868
-------------------------------                        ----------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

                            720 BAY ROAD, SUITE 200
                          REDWOOD CITY, CA 94063-2469
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (650) 701-8000
              (Registrant's telephone number, including area code)

                         -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES X  (1)        NO
                               --------         ------


      The number of shares outstanding of the registrant's common stock, $.001 par value, was 16,712,211 as of July 31, 2000

                               IMPROVENET, INC.

                                  FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000



                                     INDEX

                                                                                                                     PAGE
                                                                                                                     ----
PART I        FINANCIAL INFORMATION

   Item 1     Financial Statements:

              Condensed Consolidated Balance Sheets as of June 30, 2000
              and December 31, 1999...................................................................................3

              Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999.............................................................4

              Condensed Consolidated Statements of Cash Flows for the
              six months ended June 30, 2000 and 1999.................................................................5

              Notes to Condensed Consolidated Financial Statements....................................................6

   Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................................12

   Item 3     Quanitative and Qualitative Disclosures About Market Risk..............................................30


PART II       OTHER INFORMATION

   Item 2     Changes in Securities and Use of Proceeds..............................................................31

   Item 6     Exhibits and Reports on Form 8-K.......................................................................31


SIGNATURES...........................................................................................................32

PartI -  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                                IMPROVENET, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               ($ in thousands, except share and per share amounts)

                                                                           JUNE 30,            DECEMBER 31,
                                                                             2000                  1999
                                                                      -------------------   -------------------
                               ASSETS                                      (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                     $54,369               $45,291
   Accounts receivable, net                                                        2,375                 1,023
   Prepaid expenses and other current assets                                       3,009                 1,141
                                                                      -------------------   -------------------
      Total current assets                                                        59,753                47,455
Property and equipment, net                                                        3,904                 1,970
Note receivable, related party                                                     1,458                   250
Other assets                                                                       1,238                 1,867
                                                                      -------------------   -------------------
      Total assets                                                               $66,353               $51,542
                                                                      ===================   ===================


                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                      $11,009                $7,472
   Deferred revenue                                                                  260                    92
                                                                      -------------------   -------------------
      Total current liabilities                                                   11,269                 7,564
Other long-term liabilities                                                           66                   116
                                                                      -------------------   -------------------
      Total liabilities                                                           11,335                 7,680
                                                                      -------------------   -------------------



STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.001 par value:
   Authorized: 12,482,935 shares
   Issued and outstanding: none in 2000, 11,382,694 shares in 1999                    --                    12
Common stock, $0.001 par value:
   Authorized: 34,000,000 shares
   Issued and outstanding: 16,712,524 shares in 2000 and 2,336,616
      shares in 1999                                                                  17                     2
Additional paid-in capital                                                       146,856               108,656
Notes receivable from stockholders                                                  (578)                 (633)
Unearned stock-based compensation                                                (16,418)              (22,208)
Accumulated deficit                                                              (74,859)              (41,967)
                                                                      -------------------   -------------------
      Total stockholders' equity                                                  55,018                43,862
                                                                      -------------------   -------------------
      Total liabilities and stockholders' equity                                 $66,353               $51,542
                                                                      ===================   ===================


                             See accompanying notes.

                                IMPROVENET, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands, except per share amounts)

                                                                   Three months ended June 30,   Six months ended June 30,
                                                                   --------------------------  -----------------------------
                                                                       2000          1999          2000             1999
                                                                   ------------  ------------  ------------    -------------
                                                                                         (unaudited)

Revenues:
   Service revenues                                                      $1,273         $251         $2,055           $407
   Branding revenues                                                        746          175          1,256            298
                                                                   -------------  -----------  -------------   ------------
      Total revenues                                                      2,019          426          3,311            705
Cost of revenues:
   Cost of service revenues (excludes stock-based compensation of
      $113, $102, $357 and $128)                                          1,309          261          2,316            453
   Cost of branding revenues (excludes stock-based compensation
      of $69, $13, $157 and $28)                                            128           88            175            149
                                                                   -------------  -----------  -------------   ------------
      Total cost of revenues                                              1,437          349          2,491            602
                                                                   -------------  -----------  -------------   ------------
Gross profit                                                                582           77            820            103
Operating expenses:
   Sales and branding (excludes stock-based compensation of
      $1,286, $157, $3,158 and $242)                                     12,496        3,748         22,960          5,493
   Product development (excludes stock-based compensation of
      $(96), $5, $(50) and $11)                                           1,904          120          3,144            266
   General and administrative (excludes stock-based compensation
      of $378, $632, $839 and $966)                                       2,788          475          4,372            772
   Stock-based compensation                                               1,750          909          4,461          1,375
                                                                   -------------  -----------  -------------   ------------
      Total operating expenses                                           18,938        5,252         34,937          7,906
                                                                   -------------  -----------  -------------   ------------
Loss from operations                                                    (18,356)      (5,175)       (34,117)        (7,803)
Interest and other income (expense), net                                    830          184          1,225            186
                                                                   -------------  -----------  -------------   ------------
Net loss                                                                (17,526)      (4,991)       (32,892)        (7,617)
Accretion of mandatorily redeemable convertible preferred stock              --           --             --           (239)
                                                                   -------------  -----------  -------------   ------------
   Net loss attributable to common stockholders                        $(17,526)     $(4,991)      $(32,892)       $(7,856)
                                                                   =============  ===========  =============   ============

Basic and diluted net loss per common share                              ($1.08)      ($3.40)        ($3.17)        ($5.47)
                                                                   =============  ===========  =============   ============

Shares used in calculating basic and diluted net loss per common
   share                                                                 16,284        1,467         10,388          1,437
                                                                   =============  ===========  =============   ============

Pro forma basic and diluted net loss per common share                    ($1.08)      ($0.61)        ($2.19)        ($1.19)
                                                                   =============  ===========  =============   ============

Shares used in calculating pro forma basic and diluted net loss
   per common share                                                      16,284        8,150         15,016          6,398
                                                                   =============  ===========  =============   ============


                           See accompanying notes.

                                IMPROVENET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                           -------------------------------
                                                                                                2000            1999
                                                                                           ---------------  --------------
                                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                      $(32,892)        $(7,617)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                   610              37
      Allowance for doubtful accounts                                                                 244              45
      Amortization of stock-based compensation                                                      4,629           1,375
   Changes in operating assets and liabilities:
      Accounts receivable                                                                          (1,596)           (234)
      Prepaid expenses and other current assets                                                    (1,913)           (465)
      Other assets                                                                                    238              45
      Accounts payable and accrued liabilities                                                      3,537           1,781
      Deferred revenue                                                                                168              --
      Other long-term liabilities                                                                     (50)             --
                                                                                           ---------------  --------------
        Net cash used in operating activities                                                     (27,025)         (5,033)
                                                                                           ---------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                             (2,313)           (104)
   Restricted cash                                                                                     (3)           (400)
   Issuance of note receivable to related party                                                    (1,000)           (250)
                                                                                           ---------------  --------------
        Net cash used in investing activities                                                      (3,316)           (754)
                                                                                           ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock, net of offering costs                              39,075              --
    Proceeds from the issuance of preferred stock, net                                                 --          22,050
    Proceeds from exercise of stock options                                                           344              25
    Principal payments under lines of credit                                                           --            (307)
                                                                                           ---------------  --------------
        Net cash provided by financing activities                                                  39,419          21,768
                                                                                           ---------------  --------------
Net increase in cash and cash equivalents                                                           9,078          15,981
Cash and cash equivalents, beginning of period                                                     45,291           1,676
                                                                                           ---------------  --------------
Cash and cash equivalents, end of period                                                          $54,369         $17,657
                                                                                           ===============  ==============


                                   See accompanying notes.

                                IMPROVENET, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       FORMATION AND BUSINESS OF THE COMPANY

         ImproveNet, Inc. (the "Company") (formerly Netelligence, Inc.) was incorporated in California in January 1996 and reincorporated in Delaware in September 1998. The Company is a source for home improvement information and services on the Internet. Through its IMPROVENET.COM and IMPROVENETPRO.COM Web sites, matching services and targeted advertising, the Company is creating a national marketplace for home improvement products and services in which homeowners, service providers and suppliers of home improvement products and related services benefit from an organized and efficient online flow of information and communication. The Company generates quality job leads for architects, designers and contractors, or service providers, from interested homeowners within their geographic area using its proprietary matching service. The Company's online features are complemented by personal assistance from a professional staff of personal project advisors and regional and area managers who offer support throughout each phase of the home improvement process.

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


2.       BASIS OF PRESENTATION

         The accompanying interim condensed consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 2000, results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

                                IMPROVENET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                --------------------------------  ------------------------------
                                                     2000             1999             2000            1999
                                                ----------------  --------------  ---------------  -------------
Numerator
   Net loss attributable to common stockholders        $(17,526)        $(4,991)        $(32,892)       $(7,856)
                                                ----------------  --------------  ---------------  -------------

Denominator
   Weighted average common shares                        16,725           1,467           10,882          1,437
   Weighted average unvested common shares
      subject to repurchase                                (441)             --             (494)            --
                                                ----------------  --------------  ---------------  -------------
   Denominator for basic and diluted
      calculation                                        16,284           1,467           10,388          1,437
                                                ----------------  --------------  ---------------  -------------
   Basic and diluted net loss per common
          share                                          $(1.08)         $(3.40)          $(3.17)        $(5.47)
                                                ================  ==============  ===============  =============


Proforma net loss per share has been computed as described above except that it assumes the conversion of preferred stock outstanding into common stock from the date of original issuance. A reconciliation of the numerator and denominator used in the calculation of basic and diluted pro forma net loss per common share follows ($ and share amounts in thousands, except per share amounts):



                                                      Three Months Ended June 30,       Six Months Ended June 30,
                                                  --------------------------------  ------------------------------
                                                       2000             1999             2000            1999
                                                  ----------------  --------------  ---------------  -------------
Numerator
   Net loss                                              $(17,526)        $(4,991)        $(32,892)       $(7,617)
                                                  ----------------  --------------  ---------------  -------------

Denominator
   Weighted average common shares                          16,725           1,467           10,882          1,437
   Adjustment to reflect the assumed conversion
      of preferred stock                                       --           6,683            4,628          4,961
   Weighted average unvested common shares
      subject to repurchase                                  (441)             --             (494)            --
                                                  ----------------  --------------  ---------------  -------------
   Denominator for proforma basic and diluted
      calculation                                          16,284           8,150           15,016          6,398
                                                  ----------------  --------------  ---------------  -------------
   Basic and diluted pro forma net loss per
      common share                                         $(1.08)         $(0.61)          $(2.19)        $(1.19)
                                                  ================  ==============  ===============  =============

Options and warrants to purchase approximately 2.2 million and approximately
1.6 million shares were outstanding as of June 30, 2000 respectively.

                                IMPROVENET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         MULTI-YEAR COMMERCIAL CONTRACTS

         Commencing in September 1999, the Company has entered into multi-year commercial contracts, some of which are with related parties. These commercial contracts generally provide for a fixed annual fee, an advertising or branding package that includes a mix of buttons, banners, SmartLeads and other marketing or branding services, including FIND-A-CONTRACTOR or POWERED BY IMPROVENET, plus a continuous presence, as defined, on the Company's Web sites. These commercial contracts are for periods ranging between 2 and 12 years, including renewal options. These commercial contracts also include cooperative marketing arrangements under which the Company is obligated to fund, as defined, co-operative branding expenditures on television and in the print media, with or on behalf of the commercial party. Most commercial contracts provide for the Company to spend 50% to 100% of the fees the Company expects to receive. In return, the Company expects to receive significant marketing and branding benefits including better advertising rates, stronger brand recognition, and access to customer databases, direct mail inserts and marketing resources -- all designed to generate more traffic to its sites and jobs to its proprietary matching services.

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

         Furthermore, in connection with certain of these multi-year commercial contracts, the Company also issued warrants to purchase shares of the Company's common stock to the commercial parties. These warrants have been valued by the Company using the Black Scholes option pricing model. As the fair value of these warrants represent an additional rebate on the revenue otherwise recorded under the contracts, the amortization of the warrants is further netted against this revenue over the term of the respective commercial contract. To the extent that there is insufficient revenues, the remaining amortization of warrant stock-based compensation is expensed and characterized as sales and branding expense.

         As a result, for the three months ended June 30, 2000, the Company has not recognized revenue of $719,000 which represents $84,000 of warrant stock-based compensation amortization and $635,000 for the barter element amounts of these commercial contracts. For the six months ended June 30, 2000, the Company has not recognized revenue of approximately $1.4 million which represents $168,000 of warrant stock-based compensation amortization and approximately $1.2 million for the barter element amounts of these commercial contracts.

                                IMPROVENET, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         Revenues may be analyzed as follows ($ in thousands):

                                                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------------  -----------------------------
                                                                         2000              1999            2000            1999
                                                                    ----------------  ---------------  --------------  -------------
Service revenues                                                             $1,273             $251          $2,055           $407
Amounts invoiced under branding and multi-year commercial
   contracts                                                                  1,465              175           2,675            298
                                                                    ----------------  ---------------  --------------  -------------
                                                                             $2,738              426           4,730            705
Amounts invoiced and accrued under multi-year commercial
   contracts with related parties                                              (635)              --          (1,251)            --
Amortization of warrant stock-based compensation                                (84)              --            (168)            --
                                                                    ----------------  ---------------  --------------  -------------
Revenues                                                                     $2,019             $426          $3,311           $705
                                                                    ================  ===============  ==============  =============

         Revenues are reported in the statements of operations net of the amounts invoiced and accrued under the multi-year commercial contracts with related parties as follows ($ in thousands):

                                                           THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                        --------------------------------  --------------------------------
                                                              2000             1999              2000             1999
                                                        --------------- ----------------  ---------------   --------------
     Service revenues                                            $1,273             $251          $ 2,055             $407
     Branding revenues                                              746              175            1,256              298
                                                        --------------- ----------------  ---------------   --------------
        Total revenues                                           $2,019             $426           $3,311             $705
                                                        =============== ================  ===============   ==============

4.       STOCK-BASED COMPENSATION

         In connection with the granting of stock options to our employees and certain non-employees, we have recorded stock-based compensation which is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the related options on an accelerated basis. The amortization of the remaining deferred stock-based compensation at June 30, 2000 will result in additional charges to operations through the year ended December 31, 2003. Future compensation charges would be reduced if any employee terminates employment prior to the expiration of the option vesting period. During the quarter ended June 30, 2000, certain employees terminated their employment with the Company. As a result, $569,000 of previously recognized stock-based compensation expense associated with unvested options was reversed. Additionally, the unamortized portion of the deferred stock-based compensation charges relating to these terminated employees in the amount of $593,000 was reversed, with a corresponding adjustment to additional paid-in-capital. The amortization of stock-based compensation is classified as a separate component of operating expenses in the Company's statement of operations.

                               IMPROVENET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       RELATED PARTY TRANSACTIONS

         In April 2000, the Company advanced, pursuant to a loan agreement, $1.0 million to Ronald B. Cooper, chairman and chief executive officer. The loan is collateralized pursuant to a pledge agreement for all shares Mr. Cooper currently holds or acquires in the future pursuant to stock option agreements. The loan bears interest at a rate of 6.46% per annum and is due no later than April 30, 2001.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company does not currently hold any derivative instruments and does not engage in hedging activities. The Company will be required to adopt SFAS No. 133 for the year ending December 31, 2001. Management does not expects that the adoption of SFAS No. 133 will have a material impact on the Company's financial position, results of operations or cash flows.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The guidance in SAB 101 must be implemented by the Company during its fourth fiscal quarter of fiscal 2000. The Company believes it is in compliance with the guidelines provided in SAB 101, and thus, management believes that the adoption of SAB 101 will not significantly affect its results of operations.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purpose of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1988, or January 12, 2000. The adoption of certain provisions of FIN 44 prior to June 30, 2000 did not have a material impact on the financial statements. Management does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

         In March 2000, the Emerging Issues Task Force issued No. 00-02 "Accounting for Web Site Development Costs" ("EITF 00 -02"). EITF 00-02 is effective for all fiscal quarters beginning after June 30, 2000. EITF 00-02 discusses the capitalization criteria regarding web site development costs. The Company will adopt EITF 00-02 in its quarter ending September 30, 2000 and does not expect such adoption to have a significant impact on the Company's results of operations, financial position or cash flows.

                                IMPROVENET, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.       RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In May 2000, the Emerging Issues Task Force released Issue No. 00-14 "Accounting for Certain Sales Incentives" ("EITF 00-14"), which provides guidance on the accounting for certain sales incentives offered by companies to their customers such as discounts, coupons, rebates and products or services. EITF 00-14 is effective for all fiscal quarters beginning after May 18, 2000 and addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The provisions of EITF 00-14 will require the Company to classify free product and service incentives delivered to customers at the time of sale as cost of sales in its consolidated statement of operations. Management does not believe the adoption of EITF 00-14 will have a significant impact on the Company's results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ImproveNet, Inc. is a source for home improvement information and services on the Internet. Through our IMPROVENET.COM and IMPROVENETPRO.COM Web sites, matching services and targeted advertising, we are creating a national marketplace for home improvement products and services in which homeowners, service providers and suppliers of home improvement products and related services benefit from an organized and efficient online flow of information and communication. We generate quality job leads for architects, designers and contractors, or service providers, from interested homeowners within their geographic area, using our proprietary matching service. Our online features are complemented by personal assistance from professional staff of personal project advisors and regional and area managers who offer support throughout each phase of the home improvement process.

         Our business started in January 1996 as a regional contractor matching service, and we spent most of 1996 and 1997 building our service provider database, developing new services and technology, recruiting personnel and raising capital. We launched our Web site and homeowner/service provider matching service on a national scale in August 1997. In December 1998, we began selling Web site advertising, including SmartLeads services, a way for suppliers of home improvement products to send targeted messages about their products, including product promotions, to homeowners at the time of purchase, as well as to our network of service providers. In March 1999, we began to hire our new senior management team, including our chief executive officer. In April 1999, we introduced POWERED BY IMPROVENET, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999, respectively. In November 1999, we launched our customized Web site, WWW.IMPROVENETPRO.COM, for our network of service providers.

REVENUES

         We generate substantially all of our revenues from service provider referral services and branding advertisements placed on our Web site. The following table and discussion highlights our revenues for the three and six months ended June 30, 2000 and 1999 ($ in thousands):


                                        THREE MONTHS ENDED                                SIX MONTHS ENDED
                                             JUNE 30,                                         JUNE 30,
                            --------------------------------------------    ---------------------------------------------
                                    2000                    1999                    2000                    1999
                            ---------------------    -------------------    ---------------------    --------------------
Revenues:

Service Revenue               $1,273         63%       $251         59%       $2,055         62%        $407         58%
Branding Revenue                 746         37%        175         41%        1,256         38%         298         42%
                            ---------    --------    -------    --------    ---------    --------    --------    --------

Total Revenue                 $2,019        100%       $426        100%       $3,311        100%        $705        100%
                            =========    ========    =======    ========    =========    ========    ========    ========


         SERVICE REVENUES

         We generate service revenues primarily in the form of lead fees and win fees from our service providers and, to a much lesser extent, in the form of enrollment fees from service providers and premium service fees from homeowners. The following table details the components of service revenues, based on a percentage of service revenues:

                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                   JUNE 30,                             JUNE 30,
                                       ---------------------------------    ---------------------------------
                                           2000              1999                2000               1999
                                       -------------    ----------------    ---------------    --------------
Lead Fees                                        29%                 43%                31%               44%
Win Fees                                         68                  49                 65                48
Enrollment Fees                                   3                   5                  4                 6
Premium Service Fees                             --                   3                 --                 2
                                       -------------    ----------------    ---------------    --------------
Total Service Revenues                         100%                100%               100%              100%
                                       =============    ================    ===============    ==============

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

         Lead fee revenues are recognized at the time the service providers and the homeowner are first matched, while win fee revenues are recognized at the time the service provider or the homeowner notifies us that a job has been sold. For both lead fees and win fees, the recognition of revenues coincides with the service providers' obligation to pay us.

         The revenues we generate from lead and win fees are largely a function of:

         - the number of job submissions;

         - the effectiveness in finding a service provider or match for each job submission;

         - the success of the service provider to win a job; and

         - the amount we charge the service provider for a lead or a win.

The following table provides information on some of our key business metrics (#'s in thousands):

                                        Three months ended          Six months ended
                                             June 30,                    June 30,
                                    -------------------------   -------------------------
          Key Metric                     2000         1999          2000          1999
----------------------------        ------------- -----------   ------------    ---------
Job submissions                              35           36             65           54
Matched jobs                                 27           10             45           17
Matched jobs as a % of job
   submissions                               77%          28%            70%          31%
Won jobs                                    3.4          0.7            5.2          1.1
Won jobs as a % of matched
   jobs                                      13%           7%            12%           7%
Won jobs as a % of job
   submissions                               10%           2%             8%           2%

         Revenues from new service provider enrollment fees are recognized as revenue ratably over the expected period they participate in our contractor matching service, which is initially estimated to be between one and two years. Revenues from premium service fees to homeowners are recognized at the time the service is provided.

BRANDING  REVENUES

         We generate branding revenues from the sale of banner, button and other advertising on our Web sites, and from the sale to suppliers of SmartLeads generated from the traffic of homeowners visiting our Web sites and from the sale of FIND-A-CONTRACTOR or POWERED BY IMPROVENET products in commercial agreement products and services. Our branding revenues generally come from suppliers of home improvement products.

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

     CASH ADVERTISING. Cash advertising revenues generally are derived from short-term advertising contracts in which we typically guarantee that a minimum number of impressions will be delivered to our Web site visitors over a specified period of time for a fixed fee. Cash advertising revenues from banner, button and other Web site advertisements are recognized at the lesser of the amount recorded ratably over the period in which the advertising is delivered or the percentage of guaranteed impressions delivered. SmartLeads are also paid for in cash and revenues are recognized when the SmartLeads have been delivered to the customer. Cash advertising is recognized when we have delivered the advertising, evidence of an agreement is in place and fees are fixed, determinable and collectible. For the three months ended June 30, 2000 and 1999, cash advertising totaled $212,000 and $120,000 and accounted for approximately 11% and 28% of our total revenues for those same periods, respectively. For the six months ended June 30, 2000 and 1999, cash advertising totaled $417,000 and $178,000 and accounted for approximately 13% and 25% of our total revenues for those same periods, respectively.

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

     SHORT-TERM BARTER ADVERTISING. Short-term barter advertising results from the exchange of advertising space on our Web site for reciprocal advertising space on Web sites of third parties. Branding revenues and sales and branding expenses arising from these transactions are recorded at fair value as we have an established historical practice of receiving cash for similar short-term advertising. In 1999, we engaged in short-term barter advertising and recorded revenues of $55,000 and $120,000 for the three and six months ended June 30, 1999, respectively, which represented approximately 13% and 17% of our total revenues for those same periods, respectively. Sales and branding expenses arising from these barter transactions are recognized when the advertisements are delivered on the reciprocal Web site, which is typically the same period in which advertisements are delivered on our Web site. We did not engage in any short-term barter advertising during the three and six months ended June 30, 2000.

     MULTI-YEAR COMMERCIAL CONTRACTS.

     Commencing in September 1999, the Company has entered into multi-year commercial contracts, some of which are with related parties. These commercial contracts generally provide for a fixed annual fee, an advertising or branding package that includes a mix of buttons, banners, SmartLeads and other marketing or branding services, including FIND-A-CONTRACTOR or POWERED BY IMPROVENET, plus a continuous presence, as defined, on the Company's Web sites. These commercial contracts are for periods ranging between 2 and 12 years, including renewal options. These commercial contracts also include cooperative marketing arrangements under which the Company is obligated to fund, as defined, co-operative branding expenditures on television and in the print media, with or on behalf of the commercial party. Most commercial contracts provide for the Company to spend 50% to 100% of the fees the Company expects to receive. In return, the Company expects to receive significant marketing and branding benefits including better advertising rates, stronger brand recognition, and access to customer databases, direct mail inserts and marketing resources -- all designed to generate more traffic to its sites and jobs to its proprietary matching services.

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

         Furthermore, in connection with certain of these multi-year commercial contracts, the Company also issued warrants to purchase shares of the Company's common stock to the commercial parties. These warrants have been valued by the Company using the Black Scholes option pricing model. As the fair value of these warrants represent an additional rebate on the revenue otherwise recorded under the contracts, the amortization of the warrants is further netted against this revenue over the term of the respective commercial contract. To the extent that there is insufficient revenues, the remaining amortization of warrant stock-based compensation is expensed and characterized as sales and branding expense.

      As a result, for the three months ended June 30, 2000, we have not recognized revenue of $719,000 which represents $84,000 of warrant stock-based compensation amortization, and $635,000 for the barter element of these commercial contracts. For the six months ended June 30, 2000, we have not recognized revenue of approximately $1.4 million which represents $168,000 of warrant stock-based compensation amortization, and approximately $1.2 million for the barter element of these commercial contracts.

NET LOSSES

         We have incurred substantial losses and negative cash flows from operations since inception as we have spent substantial amounts primarily on branding and other marketing activities, and developing and expanding our services and our operations infrastructure. As of June 30, 2000, we had an accumulated deficit of approximately $74.9 million. We intend to continue to invest substantial amounts in branding and marketing activities, and in the development and acquisition of new content on our Web site, as well as new products and technologies; however, we expect the ratio of expenditures to revenues to decrease. We will continue to lose money unless we significantly increase our revenues, and we cannot predict with certainty when, if ever, we will operate profitably.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Revenues

         Revenues increased to approximately $2.0 million for the three months ended June 30, 2000 from $426,000 for the three months ended June 30, 1999, an increase of approximately $1.6 million or 374%. Revenues increased to approximately $3.3 million for the six months ended June 30, 2000 from $705,000 in the comparable period in 1999, an increase of approximately $2.6 million or 370%. For the three months ended June 30, 2000, service revenues increased to approximately $1.3 million from $251,000, an increase of approximately $1.0 million or 407% over the three months ended June 30, 1999. For the six months ended June 30, 2000, service revenues increased to approximately $2.1 million from $407,000, an increase of approximately $1.7 million or 405% over the six months ended June 30, 1999. The increase in service revenue is primarily due to an increased number of visitors to our Web sites, increased job submissions and improvement in the number of jobs matched as a percentage of total job submissions and in the number of jobs won as a percentage of jobs matched, or our match and win rates, respectively, which led to increased lead and win fee revenues. Revenues from new service provider enrollment fees and fees charged to homeowners for premium services were not significant in either period.

         Branding revenues for the three months ended June 30, 2000 increased to $746,000 from $175,000, an increase of $571,000 or 326% over the three months ended June 30, 1999. Our branding revenues for the three months ended June 30, 2000 include amounts invoiced under advertising arrangements of approximately $1.5 million less $719,000 for amounts invoiced and accrued under commercial contracts with related parties and amortization of warrant stock-based compensation.

         Branding revenues for the six months ended June 30, 2000 increased to approximately $1.3 million from $298,000, an increase of approximately $1.0 million or 321% over the six months ended June 30, 1999. Our advertising revenues for the six months ended June 30, 2000 include amounts invoiced under advertising arrangements of approximately $2.7 million less approximately $1.4 million for amounts invoiced and accrued under commercial contracts with related parties and amortization of warrant stock-based compensation.

         There were no adjustments to advertising revenues for the first and second quarters of 1999.

         Revenues may be analyzed as follows ($ in thousands):

                                                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                     ------------------------------   ------------------------------
                                                                          2000            1999             2000           1999
                                                                     ---------------  -------------   ---------------  ------------
Service revenues                                                             $1,273           $251            $2,055        $407
Amounts invoiced under branding and multi-year commercial
   contracts                                                                  1,465            175             2,675         298
                                                                     ---------------  -------------   ---------------  ----------
                                                                             $2,738            426             4,730         705
Amounts invoiced and accrued under multi-year commercial
   contracts with related parties                                              (635)            --            (1,251)         --

Amortization of warrant stock-based compensation                                (84)            --              (168)         --
                                                                     ---------------  -------------   ---------------  ----------
Revenues                                                                     $2,019           $426            $3,311        $705
                                                                     ===============  =============   ===============  ==========



         OPERATING EXPENSES

         COST OF REVENUES. Cost of revenues increased to approximately $1.4 million or 71% of total revenues for the three months ended June 30, 2000, compared to $349,000 or 82% of total revenues for the three months ended June 30, 1999. Cost of revenues increased by approximately $1.9 million, or 314%, to approximately $2.5 million or 75% of total revenues in the six months ended June 30, 2000, compared to $602,000 or 85% of total revenues for the six months ended June 30, 1999.

         Cost of service revenues consists of payroll and related costs and occupancy, telecommunications and other administrative costs for our project service group, which is responsible for all phases of our proprietary matching services and includes our project advisors. In addition, cost of service revenues includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation. Cost of service revenues was approximately $1.3 million or 65% of total revenues and $261,000 or 61% of total revenues for the three months ended June 30, 2000 and 1999, respectively. Cost of service revenues was approximately $2.3 million or 70% of total revenues and $453,000 or 64% of total revenues for the six months ended June 30, 2000 and 1999, respectively. This represents an increase of approximately $1.0 million and approximately $1.9 million or 402% and 411% over the three and six months ended June 30, 1999, respectively. The increase in cost of service revenues is attributable to our investment in the expansion and staffing of our project services infrastructure in advance of our large investments to drive volume increases in traffic and jobs to our site. The increase in cost of service revenues included payroll and related costs, including recruiting, commensurate with the increase in the number of personal project advisors, which increased from 12 at June 30, 1999 to 50 at June 30, 2000. In addition, the increase in cost of service revenues included facilities and office expenses related to the full build-out, started in the first quarter of 2000 and completed in July 2000, of our second support center located in Camarillo, California.

         Cost of branding revenues includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation. Cost of branding revenues were $128,000 or 6% of total revenues and $88,000 or 21% of total revenues for the three months ended June 30, 2000 and 1999, respectively. Cost of branding revenues were $175,000 or 5% of total revenues and $149,000 or 21% of total revenues for the six months ended June 30, 2000 and 1999, respectively. This represents an increase of $40,000 and $26,000 or 45% and 17% over the three and six months ended June 30, 1999, respectively. These increases in cost of branding revenues were primarily attributable to the substantial growth in total revenues without a corresponding increase in direct Web site operations cost.

         SALES AND BRANDING. Our sales and branding expenses include all of our online and offline direct advertising, public relations and trade show expenses. Sales and branding expenses also include payroll and related costs, support staff expenses, travel costs and other general expenses of our marketing, professional services and partnership services departments. Sales and branding expenses were approximately $12.5 million or 619% of total revenues and approximately $3.7 million or 880% of total revenues for the three months ended June 30, 2000 and 1999, respectively. Sales and branding expenses were approximately $23.0 million or 693% of total revenues and approximately $5.5 million or 779% of total revenues for the six months ended June 30, 2000 and 1999, respectively.

         Our direct branding expenses, primarily offline and online advertising expenses were approximately $3.0 million or 149% of total revenues and approximately $2.6 million or 610% of total revenues for the three months ended June 30, 2000 and 1999, respectively. Our direct branding expenses, primarily offline and online advertising expenses were approximately $7.2 million or 217% of total revenues and approximately $3.4 million or 482% of total revenues for the six months ended June 30, 2000 and 1999, respectively. At the end of June 2000, the Company realigned its sales and branding resources by taking on more projects internally and negotiating or transitioning its new or existing agreements with partners from a high fixed cost formula to a variable performance-based formula keyed to won jobs.

         Our investment in our professional services infrastructure were approximately $5.6 million or 277% and $393,000 or 92% of total revenues for the three months ended June 30, 2000 and 1999, respectively. Our investment in our professional services infrastructure were approximately $9.6 million or 290% and $593,000 or 84% of total revenues for the six months ended June 30, 2000 and 1999, respectively. Our professional service expenses included payroll and related costs, travel and other support costs including an increased level of travel and related expenses in both the first and second quarters of 2000, related to market campaigns which is not expect to recur in future periods. We completed in the second quarter 2000, our full deployment of our professional services group which now includes a presence in 72 of 75 major markets. The number of associates in our professional services group increased from 6 at June 30, 1999 to 143 at June 30, 2000.

         Our partnership services group and all other general sales and branding expenses were approximately $3.9 million or 193% of total revenues and $707,000 or 166% of total revenues for the three months ended June 30, 2000 and 1999, respectively. Our partnership services group and all other general sales and branding expenses were approximately $6.2 million or 307% of total revenues and approximately $1.5 million or 213% of total revenues for the six months ended June 30, 2000 and 1999, respectively.

         PRODUCT DEVELOPMENT. Our product development costs include the payroll and related costs of our editorial and technology staffs, fees for contract content providers, and other costs of Web site design and new technologies required to enhance the performance of our Web sites. Product development expenses were approximately $1.9 million or 94% of total revenues and $120,000 or 28% of total revenues for the three months ended June 30, 2000 and 1999, respectively. Product development expenses were approximately $3.1 million or 95% of total revenues and $266,000 or 38% of total revenues for the six months ended June 30, 2000 and 1999, respectively. This represents an increase of approximately $1.8 million and approximately $2.9 million or 1487% and 1082% over the three and six months ended June 30, 1999, respectively. The increases in product development expenses were primarily attributable to increased payroll and related costs, recruiting and contract content providers. The increases were incurred in order to expand our infrastructure of engineers and editorial staff to design, test and implement expanded content, including management of content, and tools, for example, estimators, visualizers, calculators, as well as the development of new product and services. The increase in product development costs for the second quarter of 2000 compared to the first quarter of 2000 was almost entirely attributable to a major new product and service, started in the first quarter of 2000, which has been put on indefinite hold until such time as the Company's core businesses are generating positive cash flow.

         GENERAL AND ADMINISTRATIVE. Our general and administrative expenses include payroll and related costs and travel, recruiting, professional and advisory services and other general expenses for our executive, finance and human resource departments. General and administrative expenses were approximately $2.8 million and $475,000 or 138% and 112% of total revenues for the three months ended June 30, 2000 and 1999, respectively. General and administrative expenses were approximately $4.4 million and $772,000 or 132% and 110% of total revenues for the six months ended June 30, 2000 and 1999, respectively. This represents an increase of approximately $2.3 million and approximately $3.6 million or 487% and 466% of total revenues in the three and six months ended June 30, 2000, respectively, compared to the three and six months ended June 30, 1999, respectively. The increases in general and administrative expenses are primarily attributable to salary and related expenses and our aggressive recruiting initiatives through the end of June 2000 for additional personnel hired to support the growth of our businesses, as well as activities as a public company. The increase in general and administrative expenses for the second quarter of 2000 compared to the first quarter of 2000 includes special charges related to the separation of certain associates as part of our initiative to realign our resources in order to accelerate the achievement of positive cash flow and profitability. We do not expect that in future periods we will be recruiting at our historical rate as we have completed our base level of departmental staffing.

       STOCK-BASED COMPENSATION. Stock-based compensation consists of expenses associated with the issuance of stock options and warrants. Stock-based compensation charges were approximately $1.8 million or 87% of total revenues and $909,000 or 213% of total revenues for the three months ended June 30, 2000 and 1999, respectively. Stock-based compensation charges were approximately $4.5 million or 135% of total revenues and approximately $1.4 million or 195% of total revenues for the six months ended June 30, 2000 and 1999, respectively. This represents an increase of $841,000 and approximately $3.1 million or 93% and 224% over the three and six months ended June 30, 1999, respectively. During the quarter ended June 30, 2000, certain employees terminated their employment with the Company. As a result, approximately $569,000 of previously recognized stock-based compensation expense associated with unvested options was reversed. Additionally, the unamortized portion of the deferred stock-based compensation charges relating to these terminated employees in the amount of $593,000 was reversed, with a corresponding adjustment to additional paid-in-capital. The amortization of stock-based compensation is classified as a separate component of operating expenses in the Company's statement of operations.

         INTEREST AND OTHER INCOME (EXPENSE), NET

         Interest and other income (expense), net increased to $830,000 in the three months ended June 30, 2000 from $184,000 for the three months ended June 30, 1999. Interest and other income (expense), net increased to $1.2 million in the six months ended June 30, 2000 from $186,000 for the six months ended June 30, 1999. The increase in net interest income is attributable to an increase in our average invested cash balance as a result of the sale of our preferred stock in March 1999, September 1999 and December 1999, as well as to the net proceeds received from our initial public offering in March 2000, and to a lesser extent, the increase in yields on our invested cash balances.

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

         Net cash used for operations was approximately $27 million for the six months ended June 30, 2000, compared to $5.0 million for the six months ended June 30, 1999. The increase in net cash used in operating activities was primarily due to an increase in our net loss after adding back noncash stock-based compensation and other charges and an increase in accounts receivable and prepaid expense and other assets partially offset by increase in accounts payable and accrued expenses.

         Net cash used for investing activities was approximately $3.3 million for the six months ended June 30, 2000, compared to $754,000 for the six months ended June 30, 1999. The increase in net cash used in investing activities was a result of an increase in the purchase of property and equipment related to new leased facilities, increased personnel and hardware to support, monitor and control increased traffic and jobs. In addition, the Company provided a loan collateralized by common stock of the Company to the chairman and chief executive officer, in the amount of $1.0 million.

         Net cash provided by financing activities increased to approximately $39.4 million for the six months ended June 30, 2000, compared to approximately $21.8 million for the six months ended June 30, 1999. The increase was primarily due to the receipt of approximately $39.1 million of net proceeds from our initial public offering in March 2000 compared to approximately $22.1 million of net proceeds from the issuance of convertible preferred stock in March 1999, which was used, among other things, to repay $300,000 outstanding under the line of credit.

         Our capital requirements depend on numerous factors, including the success of our strategies for generating revenues and the amount of resources we devote to investments in our technology, sales, marketing and brand promotion. Our expenditures have substantially increased since inception as our operations and staff has grown and we anticipate based on your recent realignment of resources that our quarterly expenditures will begin to moderate and should decrease from current levels experienced in the second quarter of 2000. In addition, we will continue to evaluate possible investments in businesses, products and technologies complementary to our existing business. Our capital expenditures for 2000 are currently estimated to be approximately $3.3 million, including leasehold improvements for the build-out and furnishing of our Camarillo, California support center. At June 30, 2000, we had approximately $54.4 million in available cash resources.

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

         Our limited operating history and operating losses have limited our ability to obtain vendor credit or extended payment terms and bank financing on favorable terms; accordingly, we depend on our cash and cash equivalent balances to fund our operations.

         We expect to experience ongoing operating losses for the foreseeable future. We currently anticipate that our operating expenses, primarily sales and branding expenditures, and payroll and related costs will constitute a material use of future cash resources. We anticipate that our current cash and cash equivalent balances will be adequate to meet our foreseeable working capital and operating expense requirements for at least the next 12 months and will strive to make ongoing realignments, if required, to achieve positive cash flow with our existing cash resources. We do not currently have any plans for a follow-on public offering nor do we have any predetermined future share price thresholds that would cause us, based on share price alone, to initiate a follow-on public offering. We will continue to evaluate our needs for funds based on our assessment of access to public or private capital markets and the timing of our need for funds. Although we have no present intention to conduct additional public equity offerings, we may seek to raise these additional funds through private or public debt or equity financings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. We do not currently hold any derivative instruments and do not engage in hedging activities. We will be required to adopt SFAS No. 133 for the year ending December 31, 2001. We expect the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The guidance in SAB 101 must be implemented during our fourth fiscal quarter of fiscal 2000. We believe we are in compliance with the guidelines provided in SAB 101, and thus, we believe that the adoption of SAB 101 will not significantly affect our results of operations.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purpose of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1988, or January 12, 2000. The adoption of certain provisions of FIN 44 prior to June 30, 2000 did not have a material impact on the financial statements. We do not expect that the adoption of the remaining provisions will have a material effect on our financial statements.

         In March 2000, the Emerging Issues Task Force issued No. 00-02 "Accounting for Web Site Development Costs" ("EITF 00-02"). EITF 00-02 is effective for all fiscal quarters beginning after June 30, 2000. EITF 00-02 discusses the capitalization criteria regarding web site development costs. We will adopt EITF 00-02 in our quarter ending September 30, 2000 and do not expect such adoption to have a significant impact on our results of operations, financial position or cash flows.

         In May 2000, the Emerging Issues Task Force released Issue No. 00-14 "Accounting for Certain Sales Incentives" ("EITF 00-14"), which provides guidance on the accounting for certain sales incentives offered by companies to their customers such as discounts, coupons, rebates and products or services. EITF 00-14 is effective for all fiscal quarters beginning after May 18, 2000 and addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The provisions of EITF 00-14 will require us to classify free product and service incentives delivered to customers at the time of sale as cost of sales in our consolidated statement of operations. We do not believe the adoption of EITF 00-14 will have a significant impact on our results of operations, financial position or cash flows.

RISK FACTORS THAY MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THIS DOCUMENT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "ANTICIPATES", "BELIEVES", "CONTINUE", "COULD", "ESTIMATES", "EXPECTS", "INTENDS", "PLANS", "POTENTIAL", "PREDICTS", "SHOULD" OR "WILL" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY WHICH ARE INTENDED TO IDENTIFY CERTAIN OF THESE FORWARD-LOOKING STATEMENTS. THE CAUTIONARY STATEMENTS MADE IN THIS DOCUMENT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS DOCUMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS DOCUMENT. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN THE COMPANY'S PROSPECTUS DATED MARCH 15, 2000.

RISKS RELATED TO OUR BUSINESS

WE HAVE LARGE ACCUMULATED LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

         We have incurred substantial losses and used substantial cash to support our operations as we have expanded our sales and branding programs, funded the development of our services, promoted our Web sites and matching service and expanded our operations infrastructure. As of June 30, 2000, our accumulated loss was approximately $74.9 million. We expect our expenditures on sales and branding activities, support field services and the development of new products, services and technologies to continue to increase. We will continue to lose money unless we significantly increase our revenues. We cannot predict when, if ever, we will operate profitably.

WE ARE AN EARLY STAGE COMPANY WITH A NEW SENIOR MANAGEMENT TEAM AND WE HAVE RECENTLY EXPANDED OUR BUSINESS TO OFFER NEW SERVICES. AS A RESULT, WE HAVE A LIMITED HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

         We were incorporated in January 1996; however, we did not begin offering home improvement services on the Internet until August 1997. In December 1998, we began selling Web site advertising. Until March 1999, we focused primarily on building our network of service providers and refining our matching services processes. In March 1999, we hired our new chief executive officer and commenced recruiting our senior management team, including our senior vice president, partnership services; our senior vice president, engineering and development, and chief technology officer; our senior vice president, professional services; our senior vice president and chief financial officer; our vice president, editorial; our vice president, strategic planning, acquisitions and international; and our vice president, human resources. In April 1999, we introduced POWERED BY IMPROVENET, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. In November 1999, we launched our customized Web site for service providers. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999, respectively. As a result, we have a limited history upon which you can evaluate our business and the performance of our senior management team. Furthermore, even if our business is successful, we may change our business to enter into new business areas, including areas in which we do not have extensive experience.

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

         The market for our services is intensely competitive, evolving and subject to rapid technological change. To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our online and offline services in order to attract homeowners to our Web site and maintain our service provider network. We expect the intensity of competition to increase in the future. Increased competition may result in changes in our pricing model, fewer homeowners visiting our Web site, service providers leaving our network, less branding revenue, reduced gross margins and loss of market share, any one of which could significantly reduce our future profitability. In addition, technological barriers to entry are relatively low. As a result, current competitors, such as local referral businesses and online referral companies such as ServiceMagic.com, iMandi, iCastle, repairnet, HomesSpud, OurHouse.com, Handyman Online, Bid Express and Contractor.com and potential competitors such as The Home Depot, Lowe's and Sears Roebuck & Company could launch Web sites similar to ours that gain broader market acceptance based on content, products and services. Remodel.com, a part of the HomeStore.com family of sites, offers a matching service.

         Some of our competitors have more resources and broader and deeper customer access than we do. In addition, many of these competitors have or can readily obtain extensive knowledge of the home improvement industry. Our competitors may be able to respond more quickly than we can to new technologies or changes in Internet user preferences and devote greater resources than we can to the development, promotion and sale of their services. We may not be able to maintain our competitive position against current and future competitors, especially those with significantly greater resources, especially offline home improvement retail store chains such as The Home Depot, Lowe's and Sears Roebuck & Company.

OUR FAILURE TO DEVELOP BRAND RECOGNITION COULD LIMIT OR REDUCE THE DEMAND FOR OUR SERVICES AND RESULT IN A COMPLETE LOSS OF THE ANTICIPATED BENEFITS FROM SIGNIFICANT MARKETING EXPENDITURES.

         We believe that continuing to strengthen our brand will be critical to increasing demand for, and achieving widespread acceptance of, our matching services, generating additional homeowner traffic, and entering into new multi-year commercial contracts. Some of our competitors and potential competitors have better name recognition and powerful brands. Promoting and positioning our brand will depend largely on the success of our marketing efforts, our ability to deliver features on our Web site that are engaging to our users, and our ability to provide high quality matching services and support. To promote our brand, we will need to increase our marketing budget and otherwise increase our financial commitment to creating and maintaining brand loyalty among users. We expect to spend between $25 million and $30 million in 2000 on sales and marketing programs and we expect our marketing expenditures to increase in the future. Brand promotion activities may not yield increased homeowner traffic, additional multi-year commercial contracts or increased revenues and, even if they do, any increased revenues may not offset the expenses we incur in building and maintaining our brand. If we fail to develop sufficient brand recognition, our ability to generate branding revenues and service revenues may be harmed.

IF WE FAIL TO MANAGE OUR GROWTH, OUR ABILITY TO MARKET, SELL AND DEVELOP OUR SERVICES COULD BE HARMED.

         Our growth has placed and will continue to place a significant strain on our management systems and resources, and we may be unable to effectively manage our growth in the future. We must plan and manage our growth effectively to offer our services and achieve revenue growth and profitability in a rapidly evolving market. We continue to increase the scope of our operations and have added a number of employees recently, including employees in key management and branding positions. We grew from 16 employees as of December 31, 1997 to 303 as of June 30, 2000. For us to effectively manage our growth, we must continue to:

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

IF WE DO NOT ATTRACT AND RETAIN A NETWORK OF HIGH QUALITY SERVICE PROVIDERS, OUR BUSINESS COULD BE HARMED.

         We expect to derive the majority of our revenues from our network of service providers in the form of payments for each homeowner referral that we provide to them and for each home improvement project that they win. For the three and six months ended June 30, 2000, we derived approximately 63% and 62% of our total revenues, respectively, from our network of service providers in the form of lead fees and win fees. Our business is highly dependent on homeowners' use of our Web site to find service providers for their home improvement projects so that service providers will achieve a satisfactory return on their participation in the ImproveNet program.

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

WE DEPEND ON THIRD-PARTY RELATIONSHIPS TO ATTRACT VISITORS TO OUR WEB SITES.

         We have recently entered into multi-year commercial contracts with suppliers of home improvement products and services to generate revenues and increase the number of visitors to our Web sites. Under these contracts, suppliers have placed links to our Web site from their Web sites to allow their customers to visit our Web site if the customers are interested in obtaining home improvement information or searching for a service provider. We believe that increasing the number of visitors to our Web sites will increase the number of job submissions. We cannot assure you that these contracts will lead to increased visits to our Web sites or that increased visits to our Web sites will result in increased job submissions. If we do not maintain our existing multi-year commercial contracts on terms as favorable as currently in effect or if we are not able to establish new contracts on commercially reasonable terms, our business could be harmed.

         Companies that we may pursue for a multi-year commercial contract may offer services competitive with suppliers with which we currently have multi-year contracts. As a result, these suppliers may be reluctant to enter into multi-year contracts with us.

         We purchase preferential advertising placement on high-traffic Web sites. We believe these Web sites can help us to increase the number of visitors to ImproveNet.com. For example, in 1999 and in the first six months of 2000, approximately 19% and 8%, respectively, of our Web site traffic originated from AltaVista, America Online, Excite@Home, Lycos, Microsoft HomeAdvisor, Quicken.com and Yahoo! There is intense competition for preferential placements on these Web sites. If we lose our relationships with any one of these Web sites, the traffic on ImproveNet.com may decrease and we may not be able to enter into commercially reasonable contracts with replacement high-traffic Web sites, if at all.

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

IF WE FAIL TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, OUR ABILITY TO COMPETE COULD BE HARMED.

         We depend on the continued service of our key technical, sales and senior management personnel. In particular, the loss of the services of Ronald
B. Cooper, our President and Chief Executive Officer, or other senior management personnel, individually or as a group, could cause us to incur increased operating expenses and divert other senior management time in searching for their replacements. We do not have employment agreements with any employee, except Mr. Cooper, and we do not maintain any key person life insurance policies for any of our key employees, except for Mr. Cooper and Robert L. Stevens. The loss of any of our key technical, sales or senior management personnel could harm our business.

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

IF WE EXPERIENCE SYSTEM FAILURES, OUR REPUTATION WOULD BE HARMED AND USERS MIGHT SEEK ALTERNATIVE SERVICE PROVIDERS, CAUSING US TO LOSE REVENUES.

         We depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Substantially all of our computer hardware for operating our Web sites is currently located at Exodus Communications in Santa Clara, California, with backups located at our facility in Redwood City, California. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We do not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services, and we do not carry business interruption insurance to compensate us for losses that could occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems either at Exodus or at our facility could result in interruptions in our services. Any damage to or failure of our systems could result in interruptions in our service. In addition to placing an increased burden on our engineering staff, any system failure could create user questions and complaints that must be responded to by our customer support personnel. The system failures of various third-party Internet service providers, online service providers and other Web site operators could result in interruptions in our service to those users who require the services of these third-party providers and operators to access our Web sites. These interruptions could reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable. Since we have been keeping logs of our Web sites, our ImproveNet.com Web site has been unintentionally interrupted for periods ranging from two minutes to one hour, the latter prior to February 2000. On one occasion, prior to February 2000, some users experienced interruptions in part of our service for a period of 48 hours.

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

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR STOCKHOLDERS COULD DEPRESS OUR STOCK PRICE.

         If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock would likely fall. Substantially all of our stockholders who purchased shares of our stock prior to March 15, 2000, are subject to agreements with the underwriters of our initial public offering that restrict their ability to transfer their stock for 180 days from March 15, 2000 without the prior written consent of Credit Suisse First Boston Corporation. However, Credit Suisse First Boston Corporation may, in its sole discretion, release all or any portion of the common stock form the restrictions of these agreements.

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

         We depend on increased acceptance and use of the Internet. In particular, our matching service depends upon service providers being willing to use the Internet to find jobs through our service. We believe that service providers generally have not traditionally used computers or the Internet to operate their businesses. Demand and market acceptance for recently introduced products and services over the Internet are subject to a high level of uncertainty. As a result, acceptance and use of the Internet may not develop or a sufficiently broad base of users may not adopt or continue to use the Internet as a medium of commerce.

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

ITEM 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to increases or decreases in the amount of interest income we can earn on our investment portfolio and on increases or decreases in the amount of interest expense we must pay with respect to any outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to those debt instruments and credit facilities that are tied to market rates. We had no debt instruments outstanding as of June 30, 2000. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

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

     The Company expects to use the proceeds of the offering for operating activities, including approximately $20 million to expand our sales and branding programs and to expand our field support organization, approximately $3.5 million for capital expenditures and the balance for other general corporate purposes, including general and administrative operations and potential acquisitions. As of June 30, 2000, the Company has utilized approximately $19.0 million of proceeds of the offering for operating activities, capital expenditures, as well as for other general corporate purposes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



(a)      Exhibits

         27.1     Financial Data Schedule

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended June 30, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.







                                       IMPROVENET, INC.
                                       (Registrant)




                                       By: /s/  RICHARD G. REECE
                                       ---------------------------------------
                                       Richard G. Reece
                                       Senior Vice President and Chief Financial
                                       Officer (Principal accounting and
                                       financial officer)



Date:    August 11, 2000