Form 10-Q
period 2000-09-30
IMPROVENET INC
filed 2000-11-14
CIK 1043561

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

                 THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                        COMMISSION FILE NUMBER 000-29927

                            ------------------------

                                IMPROVENET, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      77-0452868
       (State or other jurisdiction of            (I.R.S. employeridentification number)
       incorporation or organization)

                            720 BAY ROAD, SUITE 200
                          REDWOOD CITY, CA 94063-2469
                    (Address of principal executive offices)

                                 (650) 701-8000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the registrant's common stock, $.001 par value, was 16,865,650 as of October 31, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                IMPROVENET, INC.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                                           PAGE
                                                                         --------
   PART I  FINANCIAL INFORMATION

   Item 1  Financial Statements:

           Condensed Consolidated Balance Sheets as of September 30,
           2000 and December 31, 1999..................................         3

           Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 2000 and 1999.....         4

           Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2000 and 1999....................         5

           Notes to Condensed Consolidated Financial Statements........         6

   Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................        13

   Item 3  Quantitative and Qualitative Disclosures About Market
           Risk........................................................        31

  PART II  OTHER INFORMATION

   Item 2  Changes in Securities and Use of Proceeds...................        32

   Item 6  Exhibits and Reports on Form 8-K............................        32

SIGNATURES.............................................................        33

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                IMPROVENET, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,
                                                                   2000        DECEMBER 31,
                                                               (UNAUDITED)         1999
                                                              --------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................      $40,056         $45,291
  Accounts receivable, net..................................        2,780           1,023
  Prepaid expenses and other current assets.................        3,101           1,141
                                                                  -------         -------
    Total current assets....................................       45,937          47,455

Property and equipment, net.................................        4,747           1,970
Note receivable, related party..............................        1,416             250
Other assets................................................        1,105           1,867
                                                                  -------         -------
    Total assets............................................      $53,205         $51,542
                                                                  =======         =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................      $ 9,253         $ 7,472
  Deferred revenue..........................................          196              92
                                                                  -------         -------
    Total current liabilities...............................        9,449           7,564

Other long-term liabilities.................................           77             116
                                                                  -------         -------
    Total liabilities.......................................        9,526           7,680
                                                                  -------         -------

STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.001 par value:
  Authorized: 5,000,000 shares
  Issued and outstanding: none in 2000, 11,382,694 shares in
    1999....................................................           --              12
Common stock, $0.001 par value:
  Authorized: 100,000,000 shares
  Issued and outstanding: 16,863,650 shares in 2000 and
    2,336,616 shares in 1999................................           17               2
Additional paid-in capital..................................      145,790         108,656
Notes receivable from stockholders..........................         (556)           (633)
Unearned stock-based compensation...........................      (13,786)        (22,208)
Accumulated deficit.........................................      (87,786)        (41,967)
                                                                  -------         -------
    Total stockholders' equity..............................       43,679          43,862
                                                                  -------         -------
    Total liabilities and stockholders' equity..............      $53,205         $51,542
                                                                  =======         =======

                            See accompanying notes.

                                IMPROVENET, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER             SEPTEMBER
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
                                                                      (UNAUDITED)
Revenues:
  Service revenues...................................  $ 1,277    $   312    $  3,332   $    719
  Marketing revenues.................................      778        268       2,034        566
                                                       --------   --------   --------   --------
    Total revenues...................................    2,055        580       5,366      1,285
Cost of revenues:
  Cost of service revenues (excludes stock-based
    compensation of $146, $169, $503 and $297).......    1,409        638       3,725      1,091
  Cost of marketing revenues (excludes stock-based
    compensation of $57, $34, $214 and $62)..........      107        158         282        307
                                                       --------   --------   --------   --------
    Total cost of revenues...........................    1,516        796       4,007      1,398
                                                       --------   --------   --------   --------
Gross profit (loss)                                        539       (216)      1,359       (113)
Operating expenses:
  Sales and marketing (excludes stock-based
    compensation of $1,256, $681, $4,414 and $923)...    9,759      8,870      32,719     14,363
  Product development (excludes stock-based
    compensation of $6, $26, $(44) and $37)..........    1,006        151       4,150        417
  General and administrative (excludes stock-based
    compensation of $(187), $550, $652 and $1,516)...    2,240        719       6,612      1,491
  Stock-based compensation...........................    1,278      1,460       5,739      2,835
                                                       --------   --------   --------   --------
    Total operating expenses.........................   14,283     11,200      49,220     19,106
                                                       --------   --------   --------   --------
Loss from operations.................................  (13,744)   (11,416)    (47,861)   (19,219)
Interest and other income (expense), net.............      817        138       2,042        324
                                                       --------   --------   --------   --------
Net loss.............................................  (12,927)   (11,278)    (45,819)   (18,895)
Accretion of mandatorily redeemable convertible
  preferred stock....................................       --         --          --       (239)
                                                       --------   --------   --------   --------
  Net loss attributable to common stockholders.......  $(12,927)  $(11,278)  $(45,819)  $(19,134)
                                                       ========   ========   ========   ========
Basic and diluted net loss per common share..........  ($ 0.79)   ($ 7.12)   ($  3.68)  ($ 12.87)
                                                       ========   ========   ========   ========
Shares used in calculating basic and diluted net loss
  per common share...................................   16,446      1,585      12,467      1,487
                                                       ========   ========   ========   ========

                            See accompanying notes.

                                IMPROVENET, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(45,819)  $(18,895)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       907         79
    Allowance for doubtful accounts.........................       792         40
    Amortization of stock-based compensation................     5,991      2,835
    Other                                                           --          9
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (2,549)      (569)
    Prepaid expenses and other current assets...............    (2,043)    (3,060)
    Other assets............................................       474        (27)
    Accounts payable and accrued liabilities................     1,781      5,335
    Deferred revenue........................................       104        121
    Other long-term liabilities.............................       (39)       104
                                                              --------   --------
      Net cash used in operating activities.................   (40,401)   (14,028)
                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (3,473)      (979)
  Restricted cash...........................................        (7)      (400)
  Issuance of note receivable to related party..............    (1,000)      (500)
  Payments for acquisition of CRS...........................        --       (546)
                                                              --------   --------
      Net cash used in investing activities.................    (4,480)    (2,425)
                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock, net of
    offering costs..........................................    39,075         --
  Proceeds from the issuance of preferred stock, net........        --     38,172
  Proceeds from exercise of stock options...................       566         31
  Repayment of stockholder notes receivable.................         5          2
  Principal payments under lines of credit..................        --       (335)
                                                              --------   --------
      Net cash provided by financing activities.............    39,646     37,870
                                                              --------   --------
Net increase in cash and cash equivalents...................    (5,235)    21,417
Cash and cash equivalents, beginning of period..............    45,291      1,676
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 40,056   $ 23,093
                                                              ========   ========

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

2. BASIS OF PRESENTATION

    The accompanying interim condensed consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 2000, results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NET LOSS PER COMMON SHARE

    Basic net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of common shares issuable upon the exercise of stock options and warrants and upon conversion of convertible preferred stock, are included in the diluted net loss per common share calculation to the extent these shares are dilutive. A

                                IMPROVENET, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Numerator
  Net loss attributable to common stockholders.......  $(12,927)  $(11,278)  $(45,819)  $(19,134)
                                                       --------   --------   --------   --------
Denominator
  Weighted average common shares.....................   16,809      1,585      12,961      1,487
  Weighted average unvested common shares subject to
    repurchase.......................................     (363)        --        (494)        --
                                                       --------   --------   --------   --------
  Denominator for basic and diluted calculation......   16,446      1,585      12,467      1,487
                                                       --------   --------   --------   --------
  Basic and diluted net loss per common share........  $ (0.79)   $ (7.12)   $  (3.68)  $ (12.87)
                                                       ========   ========   ========   ========

    Proforma net loss per share has been computed as described above except that it assumes the conversion of preferred stock outstanding into common stock from the date of original issuance. A reconciliation of the numerator and denominator used in the calculation of basic and diluted pro forma net loss per common share follows (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Numerator
  Net loss attributable to common stockholders.......  $(12,927)  $(11,278)  $(45,819)  $(19,134)
                                                       --------   --------   --------   --------
Denominator
  Weighted average common shares.....................   16,809      1,585      12,961      1,487
  Adjustment to reflect the assumed conversion of
    preferred stock..................................       --      7,164       3,075      5,696
  Weighted average unvested common shares subject to
    repurchase.......................................     (363)        --        (494)        --
                                                       --------   --------   --------   --------
  Denominator for proforma basic and diluted
    calculation......................................   16,446      8,749      15,542      7,183
                                                       --------   --------   --------   --------
  Basic and diluted pro forma net loss per common
    share............................................  $ (0.79)   $ (1.29)   $  (2.95)  $  (2.66)
                                                       ========   ========   ========   ========

    Options and warrants to purchase approximately 1.8 million and approximately
1.6 million shares were outstanding as of September 30, 2000 respectively.

    MULTI-YEAR COMMERCIAL CONTRACTS

    Commencing in September 1999, the Company has entered into multi-year commercial contracts, some of which are with related parties. These commercial contracts generally provide marketing services that include a mix of banners and button advertising, SmartLeads and other marketing services, including FIND-A-CONTRACTOR or POWERED BY IMPROVENET, plus a continuous presence, as defined, on the Company's Web sites for a fixed annual fee. These commercial contracts are for periods ranging between 2 and 12 years, including renewal options. These commercial contracts also include

                                IMPROVENET, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) cooperative marketing arrangements under which the Company is obligated to fund, as defined, co-operative marketing expenditures on television and in the print media, with the commercial party. Most commercial contracts provide for the Company to spend 50% to 100% of the fees the Company expects to receive. In return, the Company expects to receive significant marketing benefits including better advertising rates, stronger brand recognition, and access to customer databases, direct mail inserts and marketing resources--all designed to generate more traffic to its sites and jobs to its proprietary matching services.

    As the Company does not have an established historical practice of selling advertising for cash for similar multi-year commercial contracts, the Company has not assigned any value to the exchange of services or barter element of these transactions and accordingly, the Company has not recorded either revenue or sales and marketing expense for the barter element. However, some of these multi-year commercial contracts do generate an overall net cash component to the Company, and in these cases, the Company has recorded revenue based on the cash received or receivable under the contract, net of the obligation, if any, to reimburse the commercial party for the cooperative marketing services. These revenues are recognized over the term of the commercial contract once advertising and other services have been delivered to the commercial party and collection of the resulting net receivable is deemed probable.

    Furthermore, in connection with certain of these multi-year commercial contracts, the Company also issued warrants to purchase shares of the Company's common stock to the commercial parties. These warrants have been valued by the Company using the Black-Scholes option pricing model. As the fair value of these warrants represent an additional rebate on the revenue otherwise recorded under the contracts, the amortization of the warrants is further netted against this revenue over the term of the respective commercial contract. To the extent that there is insufficient revenues, the remaining amortization of warrant stock-based compensation is expensed and characterized as sales and marketing expense.

    As a result, for the three months ended September 30, 2000, the Company has not recognized revenue of $712,000 which represents $84,000 of warrant stock-based compensation amortization and $628,000 for the barter element amounts of these commercial contracts. For the nine months ended September 30, 2000, the Company has not recognized revenue of approximately $2.1 million which represents $252,000 of warrant stock-based compensation amortization and approximately $1.9 million for the barter element amounts of these commercial contracts. For the three and nine months ended September 30, 1999, the Company has not recognized revenue of $63,000 for the barter element amounts of these contracts.

    Revenues may be analyzed as follows ($ in thousands):

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Service revenues.....................................   $1,277      $312      $3,332     $  719
Amounts invoiced under marketing and multi-year
  commercial Contracts...............................    1,490       331       4,165        629
                                                        ------      ----      ------     ------
                                                         2,767       643       7,497      1,348
Amounts invoiced and accrued under multi-year
  commercial contracts with related parties..........     (628)      (63)     (1,879)       (63)
Amortization of warrant stock-based compensation.....      (84)       --        (252)        --
                                                        ------      ----      ------     ------
Revenues.............................................   $2,055      $580      $5,366     $1,285
                                                        ======      ====      ======     ======

                                IMPROVENET, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Revenues are reported in the statements of operations net of the amounts invoiced and accrued under the multi-year commercial contracts with related parties and after amortization of any warrant stock-based compensation as follows ($ in thousands):

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Service revenues.....................................   $1,277      $312      $3,332     $  719
Marketing revenues...................................      778       268       2,034        566
                                                        ------      ----      ------     ------
  Total revenues.....................................   $2,055      $580      $5,366     $1,285
                                                        ======      ====      ======     ======

    During the three and nine months ended September 30, 2000, the Company has recorded total revenues of $203,000 and $594,000, or 10% and 11% of total revenues, respectively, under its multi-year commercial contract with Owens Corning. Additionally, as of September 30, 2000, the Company had an outstanding receivable of $406,000 due from Owens Corning. On October 5, 2000, Owens Corning voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, the Company has recognized a bad debt expense of $365,000, assuming a 10% recovery, against amounts owed by Owens Corning which is included in general and administrative expenses. The Company anticipates that Owens Corning will have funds available to fulfill its future obligations to the Company, including payment under normal terms.

4. STOCK-BASED COMPENSATION

    In connection with the granting of stock options to its employees and certain non-employees, the Company has recorded stock-based compensation which is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the related options on an accelerated basis. The amortization of the remaining deferred stock-based compensation at September 30, 2000 will result in additional charges to operations through the year ended December 31, 2003. Future compensation charges would be reduced if any employee terminates employment prior to the expiration of the option vesting period. During the nine months ended September 30, 2000, certain employees terminated their employment with the Company. As a result, $775,000 and approximately $1.3 million of previously recognized stock-based compensation expense associated with unvested options was reversed in the three and nine months ended September 30, 2000, respectively. Additionally, the unamortized portion of the deferred stock-based compensation charges relating to these terminated employees in the amount of approximately $1.1 million and $492,000 for the three and nine months ended September 30, 2000, respectively, was reversed, with a corresponding adjustment to additional paid-in-capital. The amortization of stock-based compensation is classified as a separate component of operating expenses in the Company's statement of operations.

5. RELATED PARTY TRANSACTIONS

    In April 2000, the Company advanced, pursuant to a loan agreement, $1.0 million to Ronald B. Cooper, the Company's chairman and chief executive officer. The loan is collateralized pursuant to a pledge agreement for all shares Mr. Cooper currently holds or acquires in the future pursuant to stock option agreements. The loan bears interest payable at a rate of 6.46% per annum and is due no later

                                IMPROVENET, INC.

5. RELATED PARTY TRANSACTIONS (CONTINUED) than April 30, 2001. At September 30, 2000, approximately $1.5 million, including interest of $61,000, was outstanding under the loan.

6. ACQUISITIONS

    On September 9, 1999, the Company completed the acquisition of all the assets and business of Contractor Referral Services, LLC ("CRS"), which operated a toll-free telephone contractor referral service. The total acquisition cost was $650,000 and consisted of a cash payment of $550,000 and a holdback of $100,000 retained by the Company. The acquisition was accounted for using the purchase method. Accordingly, the result of operations for CRS has been included in the Company's consolidated statement of operations only from the date of acquisition. At September 30, 2000, the $100,000 holdback was included in other long-term liabilities as it is not payable until 2001.

    The purchase price was allocated to the acquired assets based on fair values as follows ($ in thousands):

Accounts receivable and other assets........................  $ 64
Licensing right.............................................   125
Non-competition agreement...................................    50
Goodwill....................................................   411
                                                              ----
                                                              $650
                                                              ====

    On November 1, 1999, the Company acquired all of the outstanding shares of The J.L. Price Corporation, a regional contractor referral service, incorporated in California. The total acquisition cost was $249,000. The acquisition was accounted for using the purchase method. Accordingly, the results of operations for The J.L. Price Corporation have been included in the Company's consolidated statement of operations only from the date of acquisition.

    The purchase price was allocated to the acquired assets and liabilities based on fair values as follows ($ in thousands):

Current liabilities.........................................  $(107)
Non-competition agreement...................................    100
Goodwill....................................................    256
                                                              -----
                                                              $ 249
                                                              =====

    The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company, CRS, and the J.L. Price Corporation as if the acquisitions had occurred on January 1, 1999, after giving effect to certain adjustments, principally amortization of goodwill and non-compete agreements. This unaudited pro forma consolidated financial information

                                IMPROVENET, INC.

6. ACQUISITIONS (CONTINUED)
does not necessarily reflect the results of operations that would have occurred had the acquisitions been completed on January 1, 1999 (in thousands, except per share amounts).

                                                               NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1999
                                                              -------------------
Revenues....................................................        $ 2,031
Net loss attributable to common stockholders................        (19,494)
Basic and diluted net loss per common share.................         (13.11)

7. SUBSEQUENT EVENTS

    In October 2000, the board of directors of the Company approved a Restricted Share Grant Program. Under the terms of this program, all employees holding vested and unvested options have the right to exchange their options for shares of the Company's common stock on a predetermined exchange ratio. The maximum number of shares to be issued in exchange for outstanding options is 866,000. Shares issued in exchange for vested options are fully vested at date of grant. Shares issued in exchange for unvested shares are restricted and will vest in equal installments every three months over a 15-month period from date of grant. An option holder must be employed by the Company on the date of grant, which is currently set for December 5, 2000, to be eligible to participate in this program. In connection with this program, there will be no additional compensation charge or change to the amortization charge.

    Additionally, the board of directors approved the forgiveness of amounts due under promissory notes in the amount of $556,000 plus interest of $26,000 from certain officers and employees in connection with their exercise of stock options. As a result of the foregiveness of the promissory notes, an additional expense of $582,000 will be recorded in the fourth quarter of 2000.

8. RECENT ACCOUNTING PRONOUNCEMENTS

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

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purpose of applying Opinion No. 25, (b) the criteria for determining whether a plan

                                IMPROVENET, INC.

8. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1988, or January 12, 2000. The adoption of certain provisions of FIN 44 prior to September 30, 2000 did not have a material impact on the financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    ImproveNet, Inc. is a source for home improvement information and services using the Internet. Through our IMPROVENET.COM and IMPROVENETPRO.COM Web sites, matching services and targeted advertising, we are creating a national marketplace for home improvement products and services in which homeowners, service providers and suppliers of home improvement products and related services benefit from an organized and efficient online flow of information and communication. We generate quality job leads for architects, designers and contractors, or service providers, from interested homeowners within their geographic area, using our proprietary matching service. Our online features are complemented by personal assistance from professional staff of personal project advisors and regional and area managers who offer support throughout each phase of the home improvement process.

    Our business started in January 1996 as a regional contractor matching service, and we spent most of 1996 and 1997 building our service provider database, developing new services and technology, recruiting personnel and raising capital. We launched our Web site and homeowner/service provider matching service on a national scale in August 1997. In December 1998, we began selling Web site marketing services, including advertising on our Web site and SmartLeads direct marketing, a way for suppliers of home improvement products to send targeted messages about their products, including product promotions, to homeowners at the time of purchase, and to our network of service providers. In March 1999, we began to hire our new senior management team, including our chief executive officer. In April 1999, we expanded our marketing services to include POWERED BY IMPROVENET, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC in September 1999 and The J.L. Price Corporation, in November 1999. In
November 1999, we launched our customized Web site, WWW.IMPROVENETPRO.COM, for our network of service providers.

REVENUES

    We generate substantially all of our revenues from service provider (contractors, architects and designers) referral fees and from marketing services provided to other companies, either on our Web site or through their Web site(s). The following table and discussion highlights our revenues for the three and nine months ended September 30, 2000 and 1999 ($ in thousands):

                                            THREE MONTHS ENDED                           NINE MONTHS ENDED
                                               SEPTEMBER 30,                               SEPTEMBER 30,
                                 -----------------------------------------   -----------------------------------------
                                        2000                  1999                  2000                  1999
                                 -------------------   -------------------   -------------------   -------------------
Revenues:
Service Revenues...............   $1,277       62%       $312        54%      $3,332       62%      $  719       56%
Marketing Revenues.............      778       38%        268        46%       2,034       38%         566       44%
                                  ------      ---        ----       ---       ------      ---       ------      ---
Total Revenues.................   $2,055      100%       $580       100%      $5,366      100%      $1,285      100%
                                  ======      ===        ====       ===       ======      ===       ======      ===

SERVICE REVENUES

    We generate service revenues primarily in the form of lead fees and win fees from our service providers and, to a much lesser extent, in the form of enrollment fees from service providers and premium service fees from homeowners. The following table details the components of service revenues, based on a percentage of service revenues:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2000       1999       2000       1999
                                               --------   --------   --------   --------
Lead Fees....................................     33%        27%        32%        37%
Win Fees.....................................     62         66         64         56
Enrollment Fees..............................      5          6          4          6
Premium Service Fees.........................     --          1         --          1
                                                 ---        ---        ---        ---
Total Service Revenues.......................    100%       100%       100%       100%
                                                 ===        ===        ===        ===

    From inception through October 1999, we charged our service providers lead fees ranging from $6 to $10 per lead. In November 1999, we standardized our lead fees at $10 per lead for all jobs. The win fees that we charge our service providers depend on project size and range from 2% to 10% of the estimated cost of the job, up to a maximum of $995 per job. We charge each new service provider who passes our quality screens an enrollment fee of $90 to join our national network; however, in the past we have often discounted or waived this fee. Our revenue from premium service fees, consisting of fees charged to homeowners for bid and contract assessment services and legal/credit reports on contractors outside the ImproveNet database, has also been negligible.

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

    The following table provides information on some of our key business metrics (#'s in thousands):

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
KEY METRIC                                       2000       1999       2000       1999
----------                                     --------   --------   --------   --------
Job submissions..............................     41         30        106         84
Matched jobs.................................     31         12         76         29
Won jobs.....................................    3.2        1.1        8.4        2.2
Matched jobs as a % of job submissions.......     76%        40%        72%        35%
Won jobs as a % of job submissions...........      8%         4%         8%         3%

    Revenues from new service provider enrollment fees are recognized as revenue ratably over the expected period service providers participate in our contractor matching service, which is initially estimated to be between one and two years. Revenues from premium service fees to homeowners are recognized at the time the service is provided.

MARKETING REVENUES

    We generate marketing revenues from the sale of advertising on our Web sites, from the sale of SmartLeads on jobs submitted by homeowners and from the sale of FIND-A-CONTRACTOR or POWERED BY IMPROVENET products in commercial agreement products and services. Our marketing revenues come primarily from suppliers of home improvement products. Currently marketing revenues include both advertising paid for in cash, and advertising paid for by way of barter, and multi-year commercial contracts.

    Advertisers pay us to display their banner, button and other advertisements on the Web pages we serve when a user is visiting our Web sites. Our branding revenues historically have been derived from short-term advertising contracts based on either a guaranteed minimum number of impressions or a fixed fee per thousand impressions. Revenues from banner, button and other marketing activities are largely a function of:

    - the number of Web pages that we serve;

    - the percentage of those pages on which we are able to sell advertisements; and

    - the amount we charge per advertisement.

    Currently branding revenues are comprised of:

    - advertising paid for in cash; and

    - advertising paid for by way of barter.

    CASH ADVERTISING. Cash advertising revenues generally are derived from short-term advertising contracts in which we typically guarantee that a minimum number of impressions will be delivered to our Web site visitors over a specified period of time for a fixed fee. Cash advertising revenues from banner, button and other Web site advertisements are recognized at the lesser of the amount recorded ratably over the period in which the advertising is delivered or the percentage of guaranteed impressions delivered. SmartLeads are also paid for in cash and revenues are recognized when the SmartLeads have been delivered to the customer. Cash advertising is recognized when we have delivered the advertising, evidence of an agreement is in place and fees are fixed, determinable and collectible. For the three months ended September 30, 2000, cash advertising totaled $256,000 and accounted for approximately 12% of our total revenues. For the three months ended September 30, 1999, cash advertising totaled $224,000 and accounted for approximately 39% of our total revenues. For the nine months ended September 30, 2000, cash advertising totaled $673,000 and accounted for approximately 13% of our total revenues. For the nine months ended September 30, 1999, cash advertising totaled $402,000 and accounted for approximately 31% of our total revenues.

    BARTER ADVERTISING. Barter advertising is recognized in accordance with EITF No. 99-17, "Accounting for Advertising Barter Transactions," which we adopted in 1999. Under EITF No. 99-17, we record advertising transactions at fair value only when we have an established historical practice of selling similar advertising for cash. The characteristics of the advertising that must be similar include the duration of the display of the advertising, the prominence and positioning of the advertising, the intended audience, the timing of the advertising and its circulation.

    SHORT-TERM BARTER ADVERTISING. Short-term barter advertising results from the exchange of advertising space on our Web site for reciprocal advertising space on Web sites of third parties. Marketing revenues and sales and marketing expenses arising from these transactions are recorded at fair value as we have an established historical practice of receiving cash for similar short-term advertising. In 1999, we engaged in short-term barter advertising and recorded revenues of $34,000 for the three months ended September 30, 1999, which represented approximately 6% of our total revenues, and revenues of $154,000 for the nine months ended September 30, 1999, which represented approximately 12% of our total revenues. Sales and marketing expenses arising from these barter transactions are recognized when the advertisements are delivered on the reciprocal Web site, which is typically the same period in which advertisements are delivered on our Web site. We did not engage in any short-term barter advertising during the three and nine months ended
September 30, 2000.

    MULTI-YEAR COMMERCIAL CONTRACTS. Commencing in September 1999, the Company has entered into multi-year commercial contracts, some of which are with related parties. These commercial contracts generally provide marketing services that include a mix of banners and button advertising, SmartLeads and other marketing services, including FIND-A-CONTRACTOR or POWERED BY IMPROVENET, plus a continuous presence, as defined, on the Company's Web sites for a fixed annual fee. These commercial contracts are for periods ranging between 2 and 12 years, including renewal options. These commercial contracts also include cooperative marketing arrangements under which the Company is obligated to fund, as defined, co-operative marketing expenditures on television and in the print media, with the commercial party. Most commercial contracts provide for the Company to spend 50% to 100% of the fees the Company expects to receive. In return, the Company expects to receive significant marketing benefits including better advertising rates, stronger brand recognition, and access to customer databases, direct mail inserts and marketing resources--all designed to generate more traffic to its sites and jobs to its proprietary matching services.

    As the Company does not have an established historical practice of selling advertising for cash for similar multi-year commercial contracts, the Company has not assigned any value to the exchange of services or barter element of these transactions and accordingly, the Company has not recorded either revenue or sales and marketing expense for the barter element. However, some of these multi-year commercial contracts do generate an overall net cash component to the Company, and in these cases, the Company has recorded revenue based on the cash received or receivable under the contract, net of the obligation, if any, to reimburse the commercial party for the cooperative marketing and other marketing services. These revenues are recognized over the term of the commercial contract once advertising and other services have been delivered to the commercial party and collection of the resulting net receivable is deemed probable.

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

    As a result, for the three months ended September 30, 2000, we did not recognize revenue of $712,000 which represents $84,000 of warrant stock-based compensation amortization, and $628,000 for the barter element of these commercial contracts. For the nine months ended September 30, 2000, we did not recognize revenue of approximately $2.1 million which represents $252,000 of warrant stock-based compensation amortization, and approximately $1.9 million for the barter element of these commercial contracts. For the three and nine months ended September 30, 1999, the Company did not recognize revenue of $63,000 for the barter element amounts of these contracts.

NET LOSSES

    We have incurred substantial losses and negative cash flows from operations since inception as we have spent substantial amounts primarily on marketing and other marketing activities, and developing and expanding our services and our operations infrastructure. As of September 30, 2000, we had an accumulated deficit of approximately $87.8 million. We intend to continue to invest substantial amounts in marketing activities, and in the development and acquisition of new content on our Web site, as well as new products and technologies; however, we expect the ratio of expenditures to revenues to decrease. We will continue to lose money unless we significantly increase our revenues, and we cannot predict with certainty when, if ever, we will operate profitably.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    REVENUES

    Revenues increased to approximately $2.1 million for the three months ended September 30, 2000 from $580,000 for the three months ended September 30, 1999, an increase of approximately $1.5 million or 254%. Revenues increased to approximately $5.4 million for the nine months ended September 30, 2000 from approximately $1.3 million in the comparable period in 1999, an increase of approximately $4.1 million or 318%. For the three months ended September 30, 2000, service revenues increased to approximately $1.3 million from $312,000, an increase of approximately $1.0 million or 309% over the three months ended September 30, 1999. For the nine months ended September 30, 2000, service revenues increased to approximately $3.3 million from $719,000, an increase of approximately $2.6 million or 363% over the nine months ended September 30, 1999. The increase in service revenue is primarily due to an increased number of visitors to our Web sites, increased job submissions and improvement in the number of jobs matched and won as a percentage of total job submissions, or our match and win rates, respectively, which led to increased lead and win fee revenues. Revenues from new service provider enrollment fees and fees charged to homeowners for premium services were not significant in either period.

    Marketing revenues for the three months ended September 30, 2000 increased to $778,000 from $268,000, an increase of $510,000 or 190% over the three months ended September 30, 1999. Our marketing revenues for the three months ended September 30, 2000 include amounts invoiced under advertising arrangements of approximately $1.5 million less $712,000 for amounts invoiced and accrued under commercial contracts with related parties and amortization of warrant stock-based compensation. Our increase in marketing revenues is primarily due to signing several multi-year commercial agreements over the past 12 months along with an increase in short-term advertising contracts.

    Marketing revenues for the nine months ended September 30, 2000 increased to approximately $2.0 million from $566,000, an increase of approximately
$1.5 million or 259% over the nine months ended September 30, 1999. Our advertising revenues for the nine months ended September 30, 2000 include amounts invoiced under advertising arrangements of approximately $4.2 million less approximately $2.1 million for amounts invoiced and accrued under commercial contracts with related parties and amortization of warrant stock-based compensation.

    There were no adjustments to marketing revenues for the first and second quarters of 1999.

    Revenues may be analyzed as follows ($ in thousands):

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2000       1999       2000       1999
                                               --------   --------   --------   --------
Service revenues.............................   $1,277      $312      $3,332     $  719
Marketing revenues...........................    1,490       331       4,165        629
                                                ------      ----      ------     ------
                                                $2,767       643       7,497      1,348
                                                ======      ====      ======     ======
Amounts invoiced and accrued under multi-year
  commercial contracts with related
  parties....................................     (628)      (63)     (1,879)       (63)
Amortization of warrant stock-based
  compensation...............................      (84)       --        (252)        --
                                                ------      ----      ------     ------
Revenues.....................................   $2,055      $580      $5,366     $1,285
                                                ======      ====      ======     ======

    OPERATING EXPENSES

    COST OF REVENUES. Cost of revenues increased to approximately $1.5 million or 74% of total revenues for the three months ended September 30, 2000, compared to $796,000 or 137% of total revenues for the three months ended September 30, 1999. Cost of revenues increased by approximately $2.6 million, or 187%, to approximately $4.0 million or 75% of total revenues in the nine months ended September 30, 2000, compared to approximately $1.4 million or 109% of total revenues for the nine months ended September 30, 1999.

    Cost of service revenues consists of payroll and related costs and occupancy, telecommunications and other administrative costs for our project service group, which is responsible for all phases of our proprietary matching services and includes our project advisors. In addition, cost of service revenues includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation. Cost of service revenues increased by $771,000 to approximately $1.4 million or 69% of total revenues for the three months ended September 30, 2000 compared to $638,000 or 110% of total revenues for the three months ended September 30, 1999. Cost of service revenues increased by approximately
$2.6 million to approximately $3.7 million or 69% of total revenues for the nine months ended September 30, 2000 compared to approximately $1.1 million or 85% of total revenues for the nine months ended September 30, 1999. The increases in cost of service revenues are attributable to our investment in the expansion and staffing of our project services infrastructure in advance of our large investments to drive volume increases in traffic and jobs to our site. The increase in cost of service revenues included payroll and related costs, including recruiting, commensurate with the increase in the number of personal project advisors, which increased from 40 at September 30, 1999 to 65 at September 30, 2000. In addition, the increase in cost of service revenues included facilities and office expenses related to the full build-out, started in the first quarter of 2000 and completed in July 2000, of our second support center located in Camarillo, California.

    Cost of marketing revenues includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation. Cost of marketing revenues decreased $51,000 to $107,000 or 5% of total revenues for the three months ended September 30, 2000 compared to $158,000 or 27% of total revenues for the three months ended September 30 1999. Cost of marketing revenues decreased $25,000 to $282,000 or 5% of total revenues of total revenues for the nine months ended September 30, 2000 compared to $307,000 or 24% for the nine months ended September 30, 1999. These decreases in cost of marketing revenues were primarily attributable to reduction in personnel assigned to projects related directly to the maintenance of our Web site.

    SALES AND MARKETING. Our sales and marketing expenses include all of our online and offline direct advertising, public relations and trade show expenses. Sales and marketing expenses also include payroll and related costs, support staff expenses, travel costs and other general expenses of our marketing, professional services and partnership services departments. Sales and marketing expenses increased by $889,000 to approximately $9.8 million for the three months ended September 30, 2000 compared to approximately $8.9 million for the three months ended September 30, 1999. Sales and marketing expenses increased by approximately $18.4 million to approximately $32.7 million for the nine months ended September 30, 2000 compared to approximately $14.4 million for the nine months ended September 30, 1999.

    Our direct marketing expenses, primarily offline and online advertising expenses were approximately $3.4 million for the three months ended
September 30, 2000, and approximately $5.9 million for the three months ended September 30, 1999. Our direct marketing expenses were approximately
$10.6 million for the nine months ended September 30, 2000, and approximately $9.3 million for the nine months ended September 30, 1999. At the beginning of third quarter 2000, we realigned our sales and marketing resources by taking on more projects internally and negotiating or transitioning our new or existing multi-year agreements from a high fixed cost formula to a variable performance-based formula keyed to won jobs.

    Our investment in our professional services infrastructure were approximately $4.8 million for the three months ended September 30, 2000 and approximately $2.0 million for the three months ended September 30, 1999. Our investment in our professional services infrastructure were approximately
$14.4 million for the nine months ended September 30, 2000 and approximately $2.6 million for the nine months ended September 30, 1999. Our professional service expenses included payroll and related costs, travel and other support costs including an increased level of travel and related expenses in 2000, related to market campaigns which is not expected to recur in future periods. We completed in the second quarter 2000, our full deployment of our professional services group which now includes a presence in 72 of 75 major markets. The number of associates in our professional services group increased from 43 at September 30, 1999 to 135 at September 30, 2000.

    Our partnership services group and all other general sales and marketing expenses were approximately $1.6 million or 78% of total revenues for the three months ended September 30, 2000 and approximately $1.0 million for the three months ended September 30, 1999. Our partnership services group and all other general sales and marketing expenses were approximately $7.7 million for the nine months ended September 30, 2000, and approximately $2.5 million for the nine months ended September 30, 1999.

    PRODUCT DEVELOPMENT. Our product development costs include the payroll and related costs of our editorial and technology staffs, fees for contract content providers, and other costs of Web site design and new technologies required to enhance the performance of our Web sites. Product development expenses increased $855,000 to approximately $1.0 million or 49% of total revenues for the three months ended September 30, 2000 compared to $151,000 or 26% of total revenues for the three months ended September 30, 1999. Product development expenses increased approximately $3.7 million to approximately $4.2 million or 77% of total revenues for the nine months ended September 30, 2000 compared to $417,000 or 32% of total revenues for the nine months ended September 30, 1999. The increases in product development expenses were primarily attributable to increased payroll and related costs, recruiting and contract content providers. We increased the expenses to expand our infrastructure of engineers and editorial staff to design, test and implement expanded content, new products and services, and tools including, estimators, visualizers and calculators.

    GENERAL AND ADMINISTRATIVE. Our general and administrative expenses include payroll and related costs and travel, recruiting, professional and advisory services and other general expenses for our executive, finance and human resource departments. General and administrative expenses increased approximately $1.5 million to approximately $2.2 million or 109% of total revenues for the three months ended September 30, 2000 compared to $719,000 or 124% of total revenues for the three months ended September 30, 1999. General and administrative expenses increased approximately $5.1 million to approximately $6.6 million or 123% of total revenues for the nine months ended September 30, 2000 compared to approximately $1.5 million or 116% of total revenues for the nine months ended September 30, 1999. The increases in general and administrative expenses are primarily attributable to salary and related expenses and our recruiting initiatives in 2000 for additional personnel hired to support the growth of our businesses, as well as activities as a public company. We do not expect that in future periods we will be hiring additional personnel at our historical rate as we have completed our base level of departmental staffing. The increase in general and administrative expenses for the third quarter of 2000 includes a bad debt reserve of $365,000 against amounts owed by Owens Corning.

    STOCK-BASED COMPENSATION. Stock-based compensation consists of expenses associated with the issuance of stock options and warrants. Stock-based compensation charges decreased by approximately $182,000 million to approximately $1.3 million or 62% of total revenues for the three months ended

September 30, 2000 compared to approximately $1.5 million or 252% of total revenues for the three months ended September 30, 1999. Stock-based compensation charges decreased by approximately $2.9 million to approximately $5.7 million or 107% of total revenues for the nine months ended September 30, 2000 compared to approximately $2.8 million or 221% of total revenues for the nine months ended September 30, 1999. During, 2000, certain employees terminated their employment with the Company. As a result, approximately $775,000 of previously recognized stock-based compensation expense associated with unvested options was reversed for the three months ended September 30, 2000 and approximately $1.3 million of previously recognized stock-based compensation expense associated with unvested options was reversed for the nine months ended September 30, 2000. Additionally, the unamortized portion of the deferred stock-based compensation charges relating to these terminated employees in the amount of approximately
$1.1 million for the three months ended September 30, 2000 and $492,000 for the nine months ended September 30, 2000, was reversed, with a corresponding adjustment to additional paid-in-capital. The amortization of stock-based compensation is classified as a separate component of operating expenses in the Company's statement of operations.

    In October 2000, the board of directors of the Company approved a Restricted Share Grant Program. Under the terms of this program, all employees holding vested and unvested options have the right to exchange their options for shares of the Company's common stock on a predetermined exchange ratio. The maximum number of shares to be issued in exchange for outstanding options is 866,000. Shares issued in exchange for vested options are fully vested at date of grant. Shares issued in exchange for unvested shares are restricted and will vest in equal installments every three months over a 15-month period from date of grant. An option holder must be employed by the Company on the date of grant, which is currently set for December 5, 2000, to be eligible to participate in this program. In connection with this program, there will be no additional compensation charge or change to the amortization charge.

    Additionally, the board of directors approved the forgiveness of amounts due under promissory notes in the amount of $556,000 plus interest of $26,000 from certain officers and employees in connection with their exercise of stock options. As a result of the foregiveness of the promissory notes, an additional expense of $582,000 will be recorded in the fourth quarter of 2000.

    INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income (expense), net increased to $817,000 in the three months ended September 30, 2000 from $138,000 for the three months ended September 30, 1999. Interest and other income (expense), net increased to $2.0 million in the nine months ended September 30, 2000 from $324,000 for the nine months ended September 30, 1999. The increase in net interest income is attributable to an increase in our average invested cash balance as a result of the sale of our preferred stock in March 1999, September 1999 and December 1999, as well as to the net proceeds received from our initial public offering in March 2000, and to a lesser extent, the increase in yields on our invested cash balances.

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

    Net cash used for operations was approximately $40.4 million for the nine months ended September 30, 2000, compared to $14.0 million for the nine months ended September 30, 1999. The increase in net cash used in operating activities was primarily due to an increase in our net loss after adding back noncash stock-based compensation and other charges and an increase in accounts receivable, prepaid expenses and other assets and smaller reductions in accounts payable and accrued expenses.

    Net cash used for investing activities was approximately $4.5 million for the nine months ended September 30, 2000, compared to approximately
$2.4 million for the nine months ended September 30, 1999. The increase in net cash used in investing activities was a result of an increase in the purchase of property and equipment related to new leased facilities, increased personnel and hardware to support, monitor and control increased traffic and jobs. In addition, we provided a loan collateralized by our common stock to our chairman and chief executive officer, in the amount of approximately $1.0 million in 2000 as compared to $500,000 in 1999.

    Net cash provided by financing activities increased to approximately
$39.6 million for the nine months ended September 30, 2000, compared to approximately $37.9 million for the nine months ended September 30, 1999. The increase was primarily due to the receipt of approximately $39.1 million of net proceeds from our initial public offering in March 2000 compared to approximately $38.2 million of net proceeds from the issuance of convertible preferred stock in March and September1999, which was used, among other things, to repay $335,000 outstanding under a line of credit.

    Our capital requirements depend on numerous factors, including the success of our strategies for generating revenues and the amount of resources we devote to investments in our technology, sales, marketing and brand promotion. Our expenditures have substantially increased since inception as our operations and staff has grown and we anticipate based on our recent realignment of resources that our quarterly expenditures will remain relatively flat compared to current levels experienced in the third quarter of 2000. In addition, we will continue to evaluate possible investments in businesses, products and technologies complementary to our existing business. Our capital expenditures for 2000 are currently estimated to be approximately $3.8 million, including leasehold improvements for the build-out and furnishing of our Camarillo, California support center. At September 30, 2000, we had approximately $40.1 million in available cash resources.

    Our limited operating history and operating losses have limited our ability to obtain vendor credit or extended payment terms and bank financing on favorable terms; accordingly, we depend on our cash and cash equivalent balances to fund our operations.

    We expect to experience ongoing operating losses for the foreseeable future. We currently anticipate that our operating expenses, primarily sales and marketing expenditures, and payroll and related costs will constitute a material use of future cash resources. We anticipate that our current cash and cash equivalent balances will be adequate to meet our foreseeable working capital and operating expense requirements for at least the next 12 months and will strive to make ongoing realignments, if required, to achieve positive cash flow with our existing cash resources. We do not currently have any plans for a follow-on public offering nor do we have any predetermined future share price thresholds that would cause us, based on share price alone, to initiate a follow-on public offering. We will continue to evaluate our needs for funds based on our assessment of access to public or private capital markets and the timing of our need for funds. Although we have no present intention to conduct additional public equity offerings, we may seek to raise these additional funds through private or public debt or equity financings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In September 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. We do not currently hold any derivative instruments and do not engage in hedging activities. We will be required to adopt SFAS No. 133 for the year ending December 31, 2001. We expect the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows.

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

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purpose of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1988, or January 12, 2000. The adoption of certain provisions of FIN 44 prior to September 30, 2000 did not have a material impact on the financial statements.

    In March 2000, the Emerging Issues Task Force issued No. 00-02 "Accounting for Web Site Development Costs" ("EITF 00-02"). EITF 00-02 is effective for all fiscal quarters beginning after September 30, 2000. EITF 00-02 discusses the capitalization criteria regarding web site development costs. We will adopt EITF 00-02 in our quarter ending September 30, 2000 and do not expect such adoption to have a significant impact on our results of operations, financial position or cash flows.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE LARGE ACCUMULATED LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

    We have incurred substantial losses and used substantial cash to support our operations as we have expanded our sales and marketing programs, funded the development of our services, promoted our Web sites and matching service and expanded our operations infrastructure. As of September 30, 2000, our accumulated loss was approximately $87.8 million. We expect our expenditures on sales and marketing activities, support field services and the development of new products, services and technologies to continue to be significant. We will continue to lose money unless we significantly increase our revenues. We cannot predict when, if ever, we will operate profitably.

WE ARE AN EARLY STAGE COMPANY WITH A NEW SENIOR MANAGEMENT TEAM AND WE HAVE RECENTLY EXPANDED OUR BUSINESS TO OFFER NEW SERVICES. AS A RESULT, WE HAVE A LIMITED HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

    We were incorporated in January 1996; however, we did not begin offering home improvement services on the Internet until August 1997. In December 1998, we began selling Web site advertising. Until March 1999, we focused primarily on building our network of service providers and refining our matching services processes. In March 1999, we hired our new chief executive officer and commenced recruiting our senior management team, including our senior vice president, partnership services; our senior vice president, engineering and development, and chief technology officer; our senior vice president, professional services; our former senior vice president and chief financial officer; our vice president, editorial; our vice president, strategic planning, acquisitions and international; and our vice president, human resources. In April 1999, we introduced POWERED BY IMPROVENET, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. In November 1999, we launched our customized Web site for service providers. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC in September 1999 and The J.L. Price Corporation in November 1999. As a result, we have a limited history upon which you can evaluate our business and the performance of our senior management team. Furthermore, even if our business is successful, we may change our business to enter into new business areas, including areas in which we do not have extensive experience.

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

    The market for our services is intensely competitive, evolving and subject to rapid technological change. To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our online and offline services in order to attract homeowners to our Web site and maintain our service provider network. We expect the intensity of competition to increase in the future. Increased competition may result in changes in our pricing model, fewer homeowners visiting our Web site, service providers leaving our network, less marketing revenue, reduced gross margins and loss of market share, any one of which could significantly reduce our future profitability. In addition, technological barriers to entry are relatively low. As a result, current competitors, such as local referral businesses and online referral companies such as ServiceMagic.com, iCastle, repairnet, Handyman Online, Bid Express and Contractor.com and potential competitors such as The Home Depot, Lowe's and Sears Roebuck & Company could launch Web sites similar to ours that gain broader market acceptance based on content, products and services. Remodel.com, a part of the HomeStore.com family of sites, offers a matching service.

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

    We believe that continuing to strengthen our brand will be critical to increasing demand for, and achieving widespread acceptance of, our matching services, generating additional homeowner traffic, and entering into new multi-year commercial contracts. Some of our competitors and potential competitors have better name recognition and powerful brands. Promoting and positioning our brand will depend largely on the success of our marketing efforts, our ability to deliver features on our Web site that are engaging to our users, and our ability to provide high quality matching services and support. We expect to spend between approximately $40.0 million and $43.0 million in 2000 on sales and marketing programs and we expect our marketing expenditures to increase in the future. Brand promotion activities may not yield increased homeowner traffic, additional multi-year commercial contracts or increased revenues and, even if they do, any increased revenues may not offset the expenses we incur in building and maintaining our brand. If we fail to develop sufficient brand recognition, our ability to generate marketing revenues and service revenues may be harmed.

IF WE FAIL TO MANAGE OUR GROWTH, OUR ABILITY TO MARKET, SELL AND DEVELOP OUR SERVICES COULD BE HARMED.

    Our growth has placed and will continue to place a significant strain on our management systems and resources, and we may be unable to effectively manage our growth in the future. We must plan and manage our growth effectively to offer our services and achieve revenue growth and profitability in a rapidly evolving market. We continue to increase the scope of our operations and have added a number of employees recently, including employees in key management and marketing positions. We grew from 16 employees as of December 31, 1997 to 275 as of September 30, 2000. For us to effectively manage our growth, we must continue to:

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

IF WE DO NOT ATTRACT AND RETAIN A NETWORK OF HIGH QUALITY SERVICE PROVIDERS, OUR BUSINESS COULD BE HARMED.

    We expect to derive the majority of our revenues from our network of service providers in the form of payments for each homeowner referral that we provide to them and for each home improvement project that they win. For the three and nine months ended September 30, 2000, we derived approximately 62% of our total revenues from our network of service providers in the form of lead fees and win fees. Our business is highly dependent on homeowners' use of our Web site to find service providers for their home improvement projects so that service providers will achieve a satisfactory return on their participation in the ImproveNet program.

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

    Specifically, we have entered into a multi-year commercial contract with Owens Corning, which on October 5, 2000, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If Owens Corning fails to meet its obligations under the contract, our business could be harmed.

    Companies that we may pursue for multi-year commercial contracts may offer services competitive with suppliers with which we currently have multi-year contracts. As a result, these suppliers may be reluctant to enter into multi-year contracts with us.

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

IF WE FAIL TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, OUR ABILITY TO COMPETE COULD BE HARMED.

    We depend on the continued service of our key technical, sales and senior management personnel. In particular, the loss of the services of Ronald B. Cooper, our Chairman and Chief Executive Officer, or other senior management personnel, individually or as a group, could cause us to incur increased operating expenses and divert other senior management time in searching for their replacements. We do not have employment agreements with any employee, except Mr. Cooper, and we do not maintain any key person life insurance policies for any of our key employees, except for Mr. Cooper. The loss of any of our key technical, sales or senior management personnel could harm our business.

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

IF WE EXPERIENCE SYSTEM FAILURES, OUR REPUTATION WOULD BE HARMED AND USERS MIGHT SEEK ALTERNATIVE SERVICE PROVIDERS, CAUSING US TO LOSE REVENUES.

    We depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Substantially all of our computer hardware for operating our Web sites is currently located at Qwest Communications in Sunnyvale, California, with backups located at our facility in Redwood City, California. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We do not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services, and we do not carry business interruption insurance to compensate us for losses that could occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems either at Qwest or at our facility could result in interruptions in our services. Any damage to or failure of our systems could result in interruptions in our service. In addition to placing an increased burden on our engineering staff, any system failure could create user questions and complaints that must be responded to by our customer support personnel. The system failures of various third-party Internet service providers, online service providers and other Web site operators could result in interruptions in our service to those users who require the services of these third-party providers and operators to access our Web sites. These interruptions could reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable. Since we have been keeping logs of our Web sites, our ImproveNet.com Web site has been unintentionally interrupted for periods ranging from two minutes to one hour, the latter prior to February 2000. On one occasion, prior to February 2000, some users experienced interruptions in part of our service for a period of 48 hours.

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

RISKS RELATED TO OUR INDUSTRY

HOMEOWNERS AND SERVICE PROVIDERS MAY BE RELUCTANT TO ACCEPT AN INTERNET-BASED SERVICE PROVIDER MATCHING SERVICE.

    Currently most homeowners use traditional means including word-of-mouth referrals, Yellow Pages and local contractor matching services to obtain service providers for their home improvement projects. In addition, many service providers do not use the Internet for business purposes and may be reluctant to become part of a network of service providers on an Internet-based service provider matching service. If homeowners do not use our matching service or service providers do not join our network, we will not be able to generate significant revenues from either services or marketing, or be able to enter into new multi-year commercial contracts.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to increases or decreases in the amount of interest income we can earn on our investment portfolio and on increases or decreases in the amount of interest expense we must pay with respect to any outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to those debt instruments and credit facilities that are tied to market rates. We had no debt instruments outstanding as of September 30, 2000. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On March 15, 2000, we commenced the initial public offering of 2,760,000 shares of our common stock, par value $.001 per share, at a price of $16.00 per share in firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 Registration Nos. 333-92873 and 333-32618, which the United States Securities and Exchange Commission declared effective on March 15, 2000. Credit Suisse First Boston, Robertson Stephens and E*Offering were the lead underwriters for the offering.

    Of the $44.2 million in aggregate proceeds that we raised in the offering,
(A) $3.1 million to underwriters in connection with the underwriting discount, and (B) we paid approximately $2.0 million in connection with offering expenses, printing fees, filing fees, legal fees and accounting fees.

    As of September 30, 2000, we have utilized approximately $32.8 million of the proceeds of the offering for operating activities, capital expenditures, including $704,000 for leasehold improvements for the build-out and furnishing of our Camarillo, California support center, as well as for other general corporate purposes. We have entered into a lease agreement commencing May 1, 2000 for our Camarillo, California support center. The term of the lease is for five years and requires monthly payments of $11,761 and will increase annually based upon the lower of 3% or the Consumer Price Index for the Los Angeles-Riverside-Orange Co. area.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27.1 Financial Data Schedule

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                                       IMPROVENET, INC.
                                                       (Registrant)

                                                       By:             /s/ RONALD B. COOPER
                                                            -----------------------------------------
                                                                         Ronald B. Cooper
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                                             (PRINCIPAL EXECUTIVE FINANCIAL OFFICER)

    Date: November 14, 2000