Form 10-K
period 2000-12-31
IMPROVENET INC
filed 2001-04-10
CIK 1043561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-K

(Mark One)
|X| Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ___________ to
      _________.

                        COMMISSION FILE NUMBER 000-29927

                                IMPROVENET, INC.

             (Exact name of registrant as specified in its charter)

             Delaware                                   77-0452868
             --------                                   ----------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

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

                                 YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on March 1, 2001 was approximately $6,012,251. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

   The number of shares outstanding of the registrant's common stock, $.001 par value, was 18,132,926 as of March 1, 2001

                 DOCUMENTS INCORPORATED BY REFERENCE

   Items 10 through 13 are incorporated by reference to our Proxy
Statement for the 2001 annual meeting of stockholders to be filed by May 1st, 2001.

                                ImproveNet, Inc.

                                    Form 10-K

                      For the Year Ended December 31, 2000

                                      Index

                                     PART I

                                                                                                      PAGE

Item 1.   Business...............................................................................      1

Item 2.   Properties.............................................................................     12

Item 3.   Legal Proceedings......................................................................     12

Item 4.   Submission of Matters to a Vote of Security Holders....................................     12

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................     13

Item 6.   Selected Consolidated Financial Data...................................................     14

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..     15

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................     31

Item 8.   Financial Statements and Supplementary Data............................................     31

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...     31

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................     32

Item 11.  Executive Compensation.................................................................     32

Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................     32

Item 13.  Certain Relationships and Related Transactions.........................................     32

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................     33

SIGNATURES.......................................................................................     56


                                     PART I

Item 1. Business

            In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements based on our current expectations about our company and our industry. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate" and other similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors that May Affect Our Results of Operations and Financial Condition" and elsewhere in this report. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Company Overview

            We provide home improvement information and services on the Internet. Through out ImproveNet.com and ImproveNetPro.com Web sites, matching services and targeted advertising, we are creating a national marketplace for home improvement products and services in which homeowners, service providers and suppliers of home improvement products benefit from an organized and efficient online flow of information and communication.

            We generate job leads for service providers from highly interested homeowners within their geographic area using our proprietary matching service. In 1999, we received approximately 104,500 job submissions valued at a total of approximately $2.7 billion, compared to the estimated total expenditures for the residential home improvement market for 1999 of approximately $126.7 billion, according to the United States Department of Commerce. In 2000, we received approximately 136,900 job submissions valued at a total of approximately $3.3 billion, compared to the estimated seasonally adjusted total expenditures for the residential home improvement market for 2000 of approximately $149 billion, according to the United States Census Bureau. We have designed our services to deliver a satisfying home improvement experience to homeowners and assist them through the four phases of the home improvement process: dream and design, plan and budget, hire and build and fix and maintain. We generate revenues from:

o service providers who pay us lead fees and win fees for our matching service that are included in service revenues; and

o suppliers of home improvement products and services as well as other advertisers who pay us advertising fees for the purchase of advertising space on our Web sites that are included in advertising revenues.

Industry Background

The Home Improvement Industry

            According to the United States Census Bureau, there were an estimated 120.1 million housing units in the United States of America as of the fourth quarter of 2000. Approximately 106.5 million housing units were occupied: 71.9 million by owners and 34.6 million by renters. Expenditures for improvements and repairs of residential properties in the third quarter 2000, the most recently reported period from the US Census, were at a seasonally adjusted annual rate of $149.0 billion, representing $106.5 billion on larger discretionary projects and $42.5 billion for maintenance and repair projects. According to the "Improving America's Housing" study from the Joint Center for Housing Studies at Harvard University, the residential remodeling industry accounts for about 2% of gross domestic product.

            The participants in the home improvement market can be grouped into three categories: homeowners, service providers and suppliers of home improvement products. These participants face distinct challenges in meeting their objectives.

            Homeowners

            The appearance and general working condition of their home is highly important to homeowners. Maintaining and improving the home involves an ongoing financial and emotional investment to design, budget, hire service providers, and successfully complete repair and remodeling projects. Traditionally, homeowners must rely upon books, magazines, local newspaper articles and advertisements, Yellow Pages and word-of-mouth recommendations to accomplish these tasks. None of these resources provides immediate, objective, reliable and personalized information. As a result, homeowners are often poorly informed and uncertain about how best to identify and locate reputable, experienced and competitively priced service providers for their projects.

            Service Providers

            Based upon a compilation of industry sources, we believe there are up to 900,000 service providers in the United States. The home improvement industry is characterized by a high rate of turnover among local contractors. These service providers have few channels to communicate effectively with homeowners or with one another. There is neither an industry-wide certification based on work quality nor a code of conduct and ethics for contractors as there is for architects and designers. As a result, reputable contractors are often unable to differentiate themselves based on reliability, adequate capitalization and areas of specialization. Service providers currently rely on word-of-mouth recommendations, the Yellow Pages and other traditional mass media advertising that require them to pay upfront fixed costs. Therefore, service providers must allocate significant time, money and energy to qualifying and verifying the leads they receive. Typically, small independent contractors experience difficulty in predicting lead flow, managing staffing and working capital requirements and systematically building a stable business.

            Suppliers of Home Improvement Products

            According to REMODELING'S 1998-1999 Buyers Guide, there are approximately 3,000 suppliers of home improvement products in the United States. Although there are some well-known brand names supplying a wide array of home improvement products, the broader industry is comprised of local and regional firms with limited means to distribute and market their products effectively to homeowners. Currently, the majority of supplier advertising dollars is spent on co-marketing and co-branding advertising and print and broadcast advertising. These traditional media lack a centralized database of information that can be searched based on specified terms, and the ability to conduct two-way communications. Although suppliers have often used traditional media effectively to build brand recognition, they have difficulty using traditional media to target homeowners who are in the process of making time-critical purchasing decisions regarding home improvement products.

The Internet Home Improvement Opportunity

            According to International Data Corporation in September 2000, 44 percent of Americans were online and 68 percent will be online by 2005. The Pew Internet And American Life Project stated in October 2000 that 80 percent of people in households earning more than $75,000 have Internet access.

            We believe that an opportunity exists for an online home improvement marketplace that provides a central repository of information for the benefit of homeowners, service providers and suppliers. This marketplace would enable homeowners to access design and planning tools, find service providers and obtain other project management services. This marketplace would also enable service providers to access job leads, differentiate themselves from competitors and communicate with fellow professionals. Finally, this marketplace would enable suppliers to market their products to a targeted audience of homeowners at the time they are making time-critical purchasing decisions.

The ImproveNet Solution

            We provide home improvement information and services on the Internet. We aggregate and organize information and design tools for homeowners, generate job leads for service providers and provide home improvement project information to suppliers. We independently screen and monitor contractors, designers and architects nationwide to ensure that our homeowners' qualified job leads are matched with pre-screened service providers. We offer suppliers coordinated advertising to homeowners and service providers while they are making home improvement purchasing decisions. Through our Web sites, matching and advisory services and targeted advertising, we are creating a national online marketplace for home improvement products and services.

Our solution offers the following benefits:

            For Homeowners:

            o Access To Quality Service Providers. Our screening process is designed to identify the leaders in quality and service in each of our local markets. To pass our screening criteria, service providers must have a clean credit and legal history, all necessary licenses, appropriate insurance and no significant negative references from customers or other service providers. We re-screen the service providers in our database approximately semi-annually. By creating a national database of screened service providers, we improve the likelihood that homeowners who contact us will hire qualified, experienced and reputable service providers.

            o Cost-Effective And Convenient Services. For projects greater than $500, our matching process solicits between two and four service providers on behalf of homeowners who might otherwise settle for a single bid, creating a competitive marketplace for their home improvement project. We choose the service providers by matching their geographical, job type and job size preferences, with the homeowner's job specification. We contact selected service providers by fax, e-mail or by posting to ImproveNetPro.com. We encourage the selected service providers to contact the homeowner directly to discuss the job in detail within 48 hours of when we provide the homeowner with the service providers' names. In addition, we offer homeowners the ability to search for home improvement services and to plan their current projects using our interactive planning tools from home or work 24 hours a day, seven days a week. We assign a personal project advisor to each home improvement project. The project advisor is available to guide and advise the homeowner and the selected service provider throughout the project.

            o Online Project Assistance. We believe our online
              services, including our product showcase, our design gallery and our planning and estimating tools, provide answers to homeowners' diverse questions and needs regarding home improvement and repairs. Our Web site allows each homeowner to generate ideas from the product showcase and design gallery and access the personal project folder, an archive of previous project ideas and communications.

            o Online Financing. In December 2000, we launched a new "Find a
              Lender" program on our site where remodeling homeowners can apply online for home equity loans and lines of credit and receive instant approval decisions.

            For Service Providers:

            o Quality Job Leads. Our project advisors contact each homeowner after we receive a job to confirm that the homeowner is interested and to assist with refining the details of the job. Service providers who receive leads through our proprietary matching service benefit from the likelihood that the homeowner's interest is real and that the potential project is correctly characterized. In addition, service providers give us geographic, job type and job size preferences, which enable us to match the service provider to a job that meets its preferences and expertise. Service providers can change their preferences at any time to reflect their changing needs and circumstances.

              Through our ImproveNetPro.com website, we communicate job leads in near real-time to the selected service providers.

            o Competitive Differentiation. We believe service providers can differentiate themselves from their competitors by successfully completing our proprietary screening process and joining our network. We identify, contact and recruit service providers through many public and private sources. We have used Yellow Pages and licensing and trade association lists to identify, contact and recruit service providers into our network. We have not been able to screen approximately one-third of all service providers we have identified. Approximately one-third of the service providers who we have identified through lists or contacted through our various sources and roughly 50% of those we have screened have met our selection standards of professionalism and reliability. Currently, we have approximately 30,000 eligible service providers in our network who have indicated an interest in continuing to receive qualified job leads from us.

            o Business And Financial Efficiencies. Service providers who participate in our matching service pay only for job leads that they accept and for jobs that they win, allowing them to reduce their upfront marketing costs. New job leads from our matching service supplement the flow of work that contractors, architects and designers receive from their traditional sources, which allows them to plan and operate their businesses more efficiently. Furthermore, through our SmartLeads program, service providers in our network are able to gain efficient and timely access to the most recent product information available. In addition, service providers often gain access to special product discounts not available to their competitors.

            For Suppliers Of Home Improvement Products:

            o Targeted Advertising To Homeowners. ImproveNet.com is designed to attract visitors who are focused on remodeling, repairing and maintaining their homes. We believe that this audience is a valuable target for suppliers of home improvement products and services. Banners, buttons and other forms of advertising allow these suppliers to target their message more efficiently and cost-effectively to a highly responsive and focused audience. Moreover, through our SmartLeads program, suppliers are able to reach service providers and homeowners engaged in home improvement projects through targeted messages.

            o Targeting Advertising To Service Providers. Through our
              SmartLeads program, we offer our suppliers the opportunity to run highly targeted promotions to our network of service providers based on detailed attributes including project type, cost, timing and location. This focused advertising offers suppliers an effective method of selling entire lines and specific products to highly interested service providers at the time of purchase.

            o Co-Branded Web Sites. We offer suppliers the opportunity to place our content and services on their own Web sites or link to co-branded Web sites, without having to expend development time or resources. These co-branded Web sites allow suppliers to offer our content and services to their customers. In many of these arrangements, the suppliers share in the revenues from jobs referred through their site or the co-branded Web site.

The ImproveNet Strategy

            ImproveNet's strategy is to become America's premiere home improvement services resource on the Internet.

            The key elements of our strategy are:

Deliver a Satisfying Home Improvement Experience for Homeowners, Service Providers and Suppliers

      The core of our strategy is to make it easy for homeowners, service providers and suppliers to work together on a home improvement project. We believe that achieving this goal will improve the level of professionalism and reliability among service providers as well as the perception of the home improvement industry in general. Our focus on quick and easy access to information, combined with improved project support allows us to change the current approach and execution of a home improvement project. Through our online services, including our Web sites and SmartLeads program, and our offline support services, including our project advisors and professional services group, we seek to provide increased communication between all parties to a home improvement project and to create new efficiencies for the project itself.

            Access to this marketplace allows service providers in our network to increase their own business and financial efficiencies and differentiate themselves from their competitors. Similarly, this access allows suppliers to market their home improvement products and services within a cost effective advertising medium. We believe that the execution of our ongoing strategy requires us to:

o strengthen the pool of high quality information and content on our Web sites;

o    strengthen our network of qualified and interested service providers;

o improve our personal assistance to homeowners through our advisory services;

o strengthen our communication with our network of service providers through ImproveNetPro.com and an enhanced, highly knowledgeable team of local service personnel; and

o strengthen our relationships with suppliers through enhanced co-branded opportunities and highly targeted advertising products such as our SmartLeads program.

Increase the Number of Jobs Submitted to Us and the Percentage of Jobs Won by Service Providers in our Network

            We define our win rate as the number of jobs won by service providers in our network divided by the total number of jobs that were submitted. For 2000 our win rate was 9.0%. We intend to continue to increase our number of jobs and our job win rate by:

o extending the breadth and depth of our content to create better quality jobs;
o increasing participation by interested, responsive high-quality service providers;
o building a local presence in major markets to work with our service providers; and
o developing tracking systems and procedures to identify wins that are not reported to us by either the service provider or the homeowner.

            We have invested heavily in the development of content design tools and services and have refined our submission process to increase the quality of the homeowner experience and the quality and number of jobs submitted. We have also invested in a more highly targeted matching program, increasing the project-types from 28 broad categories to more than 400 specific project types. Our locally based professional services group recruits service providers and monitors their interest, participation and performance.

Expand Existing Commercial Relationships and Create New Ones with Suppliers of Home Improvement Products and Services and Related Home Services

            We have multi-year commercial contracts with Cendant, General Electric Appliances, Microsoft, Owens Corning and Wickes. We believe that these contracts provide these suppliers of home improvement products and services with the following benefits:

o highly targeted, cost-efficient advertising to service providers and homeowners;
o an immediate and enhanced Internet presence in the home improvement market; and
o a focused Internet strategy including co-branding relationships and shared content.

            In turn, we realize the following benefits from these commercial relationships:

o     access to supplier's databases and co-branding opportunities;
o     cost-effective acquisition of homeowners;
o     increased number of job submissions, leads and wins;
o assistance in building stronger relationships with our network of service providers; and
o     additional content and tools for our Web sites.

            For businesses selling to remodeling contractors, ImproveNet provides marketing and loyalty solutions to its contractor network. The network has approximately 30,000 professionals representing, by our estimates, approximately $10 billion in annual product purchases. Our professional services team makes frequent in-person visits to contractors in the network, and along with electronic communications tools such as pager, e-mail, ImproveNetPRO.com and faxes, we can deliver a targeted personalized marketing campaign on behalf of manufacturers, retailers and other service and product providers. ImproveNet's member professionals benefit from a rebate provided to them as part of the program.

Create new services for manufacturers, insurance firms, retailers and other businesses selling to remodeling contractors, that use our service to increase job submissions at lower costs.

            We intend to expand our commercial relationships with manufacturers of home improvement product, insurance firms, home improvement retailers and other businesses. To that end we are developing the capability for manufacturers to use our network of service professionals to service warranty claims. Similarly, we are developing the capability for insurance firms to use of our network of service providers to service insurance remodel and repair claims. For home improvement product retailers, a retailer makes a product sale and uses our network of service professionals to install the product. We believe that these services will result in increased job submissions at lower costs as these parties utilize our services.

Continue to Build the ImproveNet Brand

            To enhance public awareness of our home improvement services, we use our reach through more than 370 websites as the ubiquitous "ingredient" in home improvement. Existing and future multi-year commercial contracts with recognized home improvement brands provide us with new opportunities to promote our brand through promotions and co-branding initiatives such as Powered by ImproveNet. Such contracts with offline and online publishers enable us to advertise our services. In addition, these contracts provide us with the opportunity to use the consumer sales and marketing infrastructure, expertise and consumer information of these organizations which we could not otherwise access or afford in our normal course of business. We are also focused on systematically extending relationships with high traffic Web sites. We believe in focusing our advertising and promotions on homeowners during the home improvement planning cycle, the time when we believe homeowners and service providers are most receptive to brand association.

Services and Information

            We offer several services including ImproveNet.com, our matching services, ImproveNetPro.com, SmartLeads, SmartPRO and Powered by ImproveNet co-branded services.

ImproveNet.com

            Our consumer Web site, ImproveNet.com, enables homeowners to browse, free of charge, our 70,000 pages of ideas and information for use in their home improvement projects and to use our project tools to help them better understand their home improvement project. Our design gallery on ImproveNet.com features color images of the work of leading architects and designers. For most designs, we provide images, comments from both the designer and our editors and a detailed list of products used in the design. Our product showcase on ImproveNet.com contains images of a full range of more than 5,000 distinct home improvement products and includes brands such as Armstrong, DuPont, General Electric Appliances, Owens Corning, Price-Pfister, Masco's Kraft Maid and Merrillat.

            During 2000, we introduced 8 estimators, designed to assist homeowners through the planning and budgeting stage of the home improvement process. These interactive applications allow homeowners to calculate prices for a project based on parameters such as physical dimensions, styles and the homeowner's zip code.

            Homeowners can register as members, which entitles them to access to additional products and services. As part of the on-site registration process, we create a customized interface for each registered member, known as the personal project folder. The personal project folder permanently stores all information related to that homeowner's project and allows us to present custom-tailored information to that homeowner. Homeowners can store ideas they get from our design gallery, product showcase and product estimator, in addition to their own thoughts, as they plan and design their home improvement project.

            Our Web site gives homeowners access to a community of fellow Web site visitors and to service providers and industry professionals who can respond to home improvement questions. Visitors may read the more than 5,600 discussions currently on our message boards, and registered members may join in the discussions or post a new question. This feature gives homeowners who are now in the home improvement process a friendly environment in which to educate themselves further and to reduce their anxiety related to home improvement.

            Guiding homeowners through every stage of the home improvement process is central to our strategy of imparting information and personal assistance. Our project advisors are available to guide and advise the homeowner throughout the job. By personalizing both our Web site and our interactive communications to homeowners, we provide homeowners a user-friendly and highly productive environment in which to manage their projects. Furthermore, we believe that this personalization increases the likelihood that homeowners will return to us for all their home improvement needs.

ImproveNet's Matching Services

            We offer homeowners the opportunity to submit to us a home improvement job that we match with contractors, architects or designers who want to bid on the job. We currently match approximately 74% of the jobs submitted to us with interested service providers. Homeowners who are starting a home improvement project begin the process by clicking on our homepage links to "Find a Contractor" or "Find a Designer" and are then asked to complete a detailed project request form that specifies the type of job the homeowner desires. Based on the homeowner's project description, the homeowner's job request is then categorized by size as follows:

o     a large project, greater than $5,000 in value;
o     a small project, between $5,000 and $500 in value; and
o     a micro project, less than $500 in value.

            Once a fully qualified job has been submitted to us, we assign a project advisor to guide the homeowner through the entire home improvement process. We also notify the homeowner immediately that we will begin our search to match their project with potential service providers interested in bidding on the project. Our proprietary matching service uses the homeowner's project description to select the ImproveNet service providers in the homeowner's geographic area who do the type of work required. We deliver job leads to selected service providers by fax, email or by posting the leads on ImproveNetPro.com. Currently, we have approximately 30,000 eligible service providers in our network who have indicated an interest in continuing to receive qualified job leads from us. The interested service providers who first contact us get the opportunity to have their name submitted to the homeowner on the project. We allow up to four service providers to be matched on a large project, up to two service providers on a small project and one service provider on a micro project. We then forward the selected names on a first-come, first-served basis to the homeowner via e-mail, ideally within 48 hours of submission. The service providers who we refer to the homeowner pay us a fee for the job lead.

            Service providers contact the homeowner directly by telephone to discuss the job in detail, ideally within 48 hours of our e-mail. Once the homeowner and service provider have been matched, the service provider is able to bid on the project at any time after meeting with the homeowner. If a job does not receive a contact from an interested service provider within approximately one week of submission, the project advisor works on behalf of the homeowner to locate available and interested service providers. The project advisor sends a series of messages to the homeowner that provide project management advice, offer premium services and market supplier product offerings. The homeowner is free to contact his or her project advisor as many times as needed by e-mail or by telephone. Following the completion of the project, we solicit a quality-assurance survey to determine the outcome of the matching process and the level of homeowner satisfaction. We invoice service providers for a win fee based on a pre-determined percentage of the job's value for every job they win through our matching service.

            We ask our service providers not to charge the win fee in the bid quote to the homeowner. We currently collect our win fees directly from service providers once the service provider or the homeowner informs us that the homeowner has hired a service provider through our matching service.

ImproveNetPro.com

            Our commercial Web site, ImproveNetPro.com, provides new or enhanced services to our service providers. ImproveNetPro.com allows us to communicate in near real-time with participating service providers who are online. ImproveNetPro.com provides our contractors, architects and designers with immediate access to new job postings. Once a service provider enters the password-protected section of ImproveNetPro.com, he or she is immediately presented with the status of new jobs available to the service provider that match their location, preferences and expertise. We believe that ImproveNetPro.com will assist us to enhance the loyalty of our contractors, architects and designers.

SmartLeads and SmartPRO

            In the course of helping homeowners manage home improvement projects, we obtain timely and specific information from them regarding the nature of their home improvement projects. With SmartLeads, and SmartPRO we offer our suppliers of home improvement products the opportunity to send direct e-mail messages about their products to service providers and homeowners who are making purchasing decisions during the home improvement process. Currently, our service providers cannot opt out of the SmartLeads program, while homeowners may request that they not be included in the SmartLeads program. We charge suppliers a fee for each message sent. We believe this is a targeted and cost-effective means for suppliers to reach homeowners and service providers near the time of purchase.

Powered by ImproveNet and Find a Contractor

            We provide a customized product superimposing ImproveNet.com content including our matching services on third-party Web sites so that the content looks like the third party's own content but is Powered by ImproveNet. This customized product allows our logo and our products and services to be placed across a broad spectrum of third-party Web sites related to home improvement, from online versions of traditional media properties to Web sites related to manufacturing, finance, real estate and local and regional guides. If a customer of these third parties uses our matching services, we pay the supplier a portion of any service revenue from that match. We also advertise on third party Web sites through our Find a Contractor service. We place a "Find a Contractor" banner or button on third party Web sites that links the user to ImproveNet.com. We pay these third parties either a flat fee or on a per referral basis. Since many of the third-party Web sites that use Powered by ImproveNet and Find a Contractor are related to the home improvement industry, we believe these programs will deliver more qualified traffic to our Web site. We also believe that Web sites that are related to the home improvement industry and will participate in these programs will benefit from the access to our matching services.

Multi-year Commercial Contracts

            In September 1999, we entered into an agreement with General Electric Appliances, a division of the General Electric Company. GE purchased a package of our advertising products and Powered by ImproveNet including a private label contractor matching service for $3,000,000 over three years. In addition, we purchased cooperative and co-branded advertising and access to GE's direct mail infrastructure, for $3,000,000 over three years. Throughout the term of the agreement, GE has agreed to pay us ten dollars for each completed sale we refer to GE, not to exceed $2,500,000 over three years. In connection with this agreement, we issued to GE Appliances and GE Capital Equity Investments, Inc. warrants to purchase 326,000 shares of Series D preferred stock at $0.01 per share.

            In October 1999, we entered into an agreement with Owens Corning. In October 2000, Owens Corning voluntarily filed a petition for reorganization under Chapter 11 bankruptcy protection. Owens Corning purchased a package of our advertising products and Powered by ImproveNet including a private-label contractor matching service for $3,000,000 over the first three years. In addition, we purchased cooperative and co-branded advertising for $2,250,000 over the first three years. We pay Owens Corning for each job Owens Corning refers to us which exceeds $500 in total job value. As long as Owens Corning owns at least 500,000 shares of our common stock, we are obligated to nominate one designee of Owens Corning for election to our board of directors. In connection with this agreement, we issued Owens Corning warrants to purchase 150,000 shares of our common stock at $0.01 per share. The term of the agreement is 12 years. Following the initial three years of the agreement, Owens Corning may terminate the agreement upon 12 months prior written notice.

            In December 1999, we entered into an agreement with Microsoft. We purchased a direct link on Microsoft's HomeAdvisor Web site to a co-branded Web site Powered by ImproveNet. We will pay Microsoft a fee equal to the greater of 25%-37 1/2% of revenues realized from the operation of the co-branded Web site or a guaranteed minimum fee of $6,000,000 over three years. If Microsoft agrees to host our content on the HomeAdvisor Web site, Microsoft will pay us a minimum of 25% of all gross revenues received by Microsoft from operation of the Web site. In addition, we have agreed that Web pages on our site visited by users linked through the HomeAdvisor Web site will not contain any advertisements, hyperlinks or other content from a special class of HomeAdvisor competitors. In connection with this agreement, we issued to Microsoft warrants to purchase 583,333 shares of our common stock at $13.50 per share and warrants to purchase 100,000 shares of our common stock at $0.01 per share. The term of this agreement is three years.

            In December 1999, we entered into an agreement with DuPont. DuPont purchased a package of our advertising products and our Powered by ImproveNet service. In addition, we purchased cooperative advertising and access to DuPont's direct mail infrastructure, the fees for which cannot exceed the fees we collect from DuPont. Pursuant to this agreement, DuPont agreed to pay us $1,000,000 in year one and we agreed to pay DuPont $1,000,000 in year one with fees for subsequent years to be negotiated by the parties. We agreed to pay DuPont a fifteen dollar fee for each direct referral to ImproveNet.com for jobs that exceed $500 in total value. The agreement provides for an exclusive arrangement with respect to other manufacturers of two DuPont product categories. In connection with this agreement, we issued to DuPont warrants to purchase 35,000 shares of our common stock at $0.01 per share. The term of this agreement is four years. Following the initial year, either party may terminate the agreement without cause upon 90 days prior written notice.

            In December 1999, we entered into an agreement with Move.com, at that time an affiliate of Cendant Corporation. In February 2001, Cendant sold Move.com to Homestore.com. We purchased a direct link on Cendant's Move.com Web site to a co-branded Web site Powered by ImproveNet. We will pay a fee over three years equal to the greater of a predetermined share of the revenue realized from the operation of the co-branded Web site or a guaranteed minimum fee of $6,000,000 over three years. In addition, we have agreed that Web pages on our site visited by users linked through the Move.com Web site will not contain advertisements, hyperlinks or other content from a special class of Move.com competitors. In connection with this agreement, we issued to Cendant warrants to purchase 259,263 shares of our common stock at $13.50 per share and warrants to purchase 75,000 shares of our common stock at $0.01 per share.

Sales and Marketing

            We believe that building awareness of the ImproveNet brand is an important component in our effort to be America's home improvement destination on the Internet. Our primary means of increasing the number of homeowners who visit ImproveNet.com and building a broad-based awareness of our brand among homeowners has been through online advertising arrangements. We have entered into these arrangements, which are generally one year in length or cancelable with reasonable notice that obligate us to pay either a fixed monthly fee, or a variable fee based on won jobs with:

o frequently visited portals, such as AltaVista, America Online, Excite@Home, Lycos, Quicken.com, Ask Jeeves and Yahoo!; and

o Web sites related to home improvements, such as Better Homes and Garden, This Old House, and Microsoft HomeAdvisor.

            In addition, we have supplemented our online advertising with offline advertising in Yellow Pages, print media and national radio and through customary public relations initiatives.

            Our five largest advertisers in 2000 were Armstrong, Dupont, General Electric Appliances, Owens Corning and Wickes. No single advertiser accounted for more than 10% of our total revenues for any period.

Partnership Services Group

            Our partnership services group focuses on creating demand for ImproveNet services through commercial relationships and traditional advertising, promotion and public relations. Since August 1999, we have sold these companies advertising including a continuous presence on our Web sites for a fixed annual fee. For example, we have entered into multi-year commercial contracts with the following third parties: Cendant, DuPont, General Electric Appliances, Microsoft and Owens Corning. As of December 31, 2000, we had 26 professionals in our partnership services group.

Professional Services Group

            Our professional services group consists of professionals residing in local markets who are responsible for recruiting and retaining service providers in their local market and for maintaining and building business relationships with local service providers with a view to enhance our match and win rates. We believe that a local professional services presence will allow us to build and maintain a strong network of service providers in each geographic area. As of December 31, 2000, we had 129 local professional advisors in our professional services group.

Project Services Group

            Once a fully qualified job has been submitted to us, we assign a project advisor to guide the homeowner through the entire home improvement process. Our project advisors are the primary contact with the homeowner from the time the homeowner logs in to use our matching services through the end of the entire home improvement process. We believe that this personal interaction increases the likelihood that homeowners will return to us for all their home improvement needs. As of December 31, 2000, we had 69 project advisors.

Product Development

            We seek to maintain and advance our market position by continually enhancing the performance of our Web sites and expanding the features that we offer homeowners, service providers and suppliers. We expect that enhancements to our Web sites and services will come from both internally and externally developed technologies.

            Our new product development ideas are stimulated by input from our bulletin boards and commercial relationships. Our current development efforts focus primarily on identifying, designing and building proprietary products, features and systems to manage the collection and organization of information for homeowners and our network of service providers and suppliers of home improvement products. Additionally, our product development group is responsible for the ongoing activities related to development of content for our Web sites and the ability of our systems to handle larger numbers of visitors, more available pages and our Powered by ImproveNet interfaces. Future delays or unforeseen problems in these development efforts could delay the introduction of new products, services or features on our Web sites.

Technology Infrastructure

            Our Web sites are designed to provide fast, reliable, high quality access to our online services. Our hardware and software systems must assimilate and process large volumes of visitor traffic and store, process and disseminate large amounts of user data, and process interactive applications.

            We have implemented a broad array of site management, customer interaction and processing systems using our own proprietary technologies and, where appropriate, commercially available licensed technologies. Our systems use Windows NT and are designed for a high level of automation and performance. We have redundant power supplies, fail-over machines and fully clustered databases and Web servers to optimize up-time and user experience. We monitor our network and machines 24 hours a day for reliability. In 2000, 1999, and 1998 we spent $5.2 million, $665,000 and $504,000 on product development.

            Our Web sites have been developed internally using a Microsoft platform. In developing our Web sites we use a variety of tools to support rapid database/Web application development. Our ability to successfully receive homeowner job submissions online, provide high-quality homeowner service, and serve a high volume of advertisements largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our Web sites and databases are hosted by Qwest Communications in Sunnyvale, California. All of our computer, communications systems and database back-ups are located in our administrative headquarters in Redwood City. We estimate that we are currently using up to approximately 20% of our Web sites' server capacity. Visitor traffic to our Web sites varies significantly. Spikes in visitor traffic and user demand can affect expected performance of our Web sites and could cause outages. Since we have been keeping logs on our Web sites, we believe that our ImproveNet.com Web site has been unintentionally interrupted for periods ranging from two minutes to one hour, except that on one occasion, some users experienced interruptions in part of our service for a period of 48 hours. We believe that we have had no interruptions or outages of our ImproveNetPro.com Web site since its inception in December 1999. The primary reason for interruptions in service relate to new content introductions onto our Web sites, such as our visualizer or estimator tools, which involve a complex code base. Implementation of increased security measures, such as additional firewalls, has caused interruptions in our Internet-based services. We have implemented around-the-clock security, installed monitoring equipment and hired additional personnel to minimize and diagnose service problems.

Competition

            We believe that the critical competitive factors in the online home improvement industry include:

      o the number of visitors to the Web sites, the number of home improvement jobs submitted by those visitors, the time spent by those visitors at those Web sites and the resultant loyalty created among those visitors, the degree to which Web site content and loyalty create allegiance to the service provider referral service at the Web site, and, ultimately, the ability to generate repeat customers;
      o the ability to recruit and retain a network of quality service providers that have broad trade and geographical coverage so that a large number of jobs can be matched with service providers;
      o the ability to maintain loyalty of service providers and capture their capacity for jobs; and
      o the ability to generate significant traffic from online homeowners and qualify their projects so that they can be efficiently handled by service providers and so that suppliers can effectively market to them.

            We believe that our ability to compete depends on many different factors, both within and outside our control, including:

      o the geographical coverage and completeness of our network of service providers and the performance of the service providers referred from that network;
      o the strength of our commercial relationships with suppliers of home improvement products and services and their interest in entering similar relationships with our competitors;
      o the quality of our Web site content and the tools offered to both homeowners and service providers; and
      o the effectiveness of our marketing strategy and its impact on the number of high quality home improvement projects we are able to generate from visits to our Web site and through other means.

            Our current competitors include:

      o Local, primarily phone-based, contractor referral businesses. These are generally small operations that take phone requests from homeowners that they attract through Yellow Page advertising or direct marketing initiatives and that refer projects to contractors with whom they often have a personal relationship.
      o Online referral companies. Some of our competitors such as ServiceMagic.com, iMandi, repairnet and OurHouse.com offer a publicly accessible online database and other companies such as Handyman Online, BidExpress, and Contractor.com have matching services but do not have national coverage. Remodel.com, by Homestore.com, also offers a matching service.
      o Suppliers of home improvement products. We expect the number of our competitors to increase in the future. For example, retailers of home improvement products such as The Home Depot, Lowe's and Sears Roebuck & Co. have developed or added home improvement competitive features to their Web sites.

            In addition, parties with which we have commercial relationships and other suppliers of home improvement products could choose to develop their own Internet strategies or competing home improvement Web sites. Many of our existing and potential competitors have longer operating histories, greater name recognition, larger homeowner bases and significantly greater financial, technical and marketing resources than we do. We believe that we and any competitor seeking to establish home improvement services on the Internet confront significant challenges, including the need to:

      o     cost-effectively build a comprehensive network of service providers;
      o possess an effective process for handling a large volume of homeowner requests and delivering a high level of customer service;
      o     develop and offer project modeling tools;
      o develop a communication channel between homeowners and service providers; and
      o develop relationships or alliances with suppliers of home improvement products and services that have strong brand names and databases of service providers.

Government Regulation

            Our business is subject to rapidly changing laws and regulations. Although our operations are currently based in California, the United States of America government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:

      o Privacy Law. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to leverage our databases to generate revenues; and
      o Building Requirements. The activities of our service providers are subject to various federal, state and local laws, regulations and ordinances relating to, among other things, the licensing of home improvement contractors, OSHA standards, building and zoning regulations and environmental laws and regulations relating to the disposal of demolition debris and other solid wastes. In addition, many jurisdictions require the service provider to obtain a building permit for each home improvement project.

            Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business.

Intellectual Property Rights

            Our success is dependent upon our ability to develop and protect our proprietary technology and intellectual proprietary rights, including our databases of homeowners and service providers and our matching criteria and algorithms. We rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and copyright and trademark laws to accomplish these goals. Our databases are trade secrets, and our matching service is protected by trade secret and copyright laws.

            In addition, we seek to avoid disclosure of our trade secrets by requiring employees, customers and others with access to our proprietary information to execute confidentiality agreements. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws.

            Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our services or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Use by others of our proprietary rights could materially harm our business. Furthermore, policing the authorized use of our product is difficult and expensive litigation may be necessary in the future to enforce our intellectual property rights.

            In the ordinary course of business, we have received, and may receive in the future, notices from third parties claiming infringement of their proprietary rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause delays or require us to enter into royalty or licensing agreements, any of which could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. In the event an infringement claim against us were successful and we could not obtain a license on acceptable terms, license a substitute technology or redesign to avoid infringement, our business would be harmed.

Employees

            As of December 31, 2000, we employed 264 full-time persons. None of our employees are represented by a labor union. In July 2000 we had a reduction in force, reducing our staff by approximately 22. In March 2001, we had a reduction in force, reducing our staff by approximately 60. We have experienced no work stoppages and believe that our employee relations are good.

Item 2. Properties

            Our principal administrative offices and systems operations are located in Redwood City, California in approximately 16,000 square feet of office space under a lease that expires in 2006. We also lease approximately 5,000 square feet of office space in Redwood City, California under a lease that expires in 2002. We operate our project services activities out of approximately 8,000 square feet of office space in Ft. Lauderdale, Florida under a lease that expires in 2004 and out of approximately 13,000 square feet of office space in Camarillo, California under a lease that expires in 2005. In addition, we also lease office facilities in various other locations in the United States, each approximating less than 5,000 square feet of space.

            We believe that our facilities are adequate for our current operations and that additional office space, if required, can be readily obtained. See Note 5 of the Notes to the Consolidated Financial Statements for information regarding the Company's lease obligations.

Item 3. Legal Proceedings

            From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, we are not engaged in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

            Our Common Stock is traded on The Nasdaq National Market under the symbol "IMPV" since March 16, 2000. The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated as reported on The Nasdaq National Market:

--------------------------------------------------------------------------------
                                               High Sale Price    Low Sale Price
                                               ---------------    --------------
--------------------------------------------------------------------------------
Year Ended December 31, 2000
--------------------------------------------------------------------------------
  First Quarter (from March 16, 2000)              $20.0000          $ 6.0000
--------------------------------------------------------------------------------
  Second Quarter                                   $11.0000          $ 2.5000
--------------------------------------------------------------------------------
  Third Quarter                                    $ 3.0625          $ 1.3125
--------------------------------------------------------------------------------
  Fourth Quarter                                   $ 2.2188          $ 0.1875
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

         As of December 31, 2000, we had approximately 202 stockholders of record.

         We have never paid any cash dividends on our stock, and we anticipate that we will continue to retain any future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

         There has been no change to the disclosure contained in our report on Form 10-Q for the nine month period ended September 30, 2000 regarding the use of proceeds generated by our initial public offering.

Item 6.  Selected Consolidated Financial Data

         The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

===================================================================================================================
(In thousands, except per share                                       Year Ended December 31,
amounts)                                                              -----------------------
-------------------------------------------------------------------------------------------------------------------
                                                    2000          1999          1998          1997          1996
                                                    ----          ----          ----          ----          ----
Consolidated Statements of Operations Data:
Total revenues .................................  $  7,454      $  2,065      $    258      $     60      $      2
Operating loss .................................  $(60,347)     $(36,768)     $ (4,199)     $ (1,239)     $   (360)
Net loss attributable to common stockholders ...  $(57,784)     $(36,490)     $ (4,832)     $ (1,328)     $   (359)
Basic and diluted net loss per common share ....  $  (3.65)     $ (23.85)     $  (3.49)     $  (1.08)     $  (0.73)
Weighted Average Shares used in calculating
  basic and diluted net loss per common share ..    15,844         1,530         1,383         1,228           493

===================================================================================================================

===================================================================================================================
(In thousands)                                                              As of December 31,
                                                                            ------------------
-------------------------------------------------------------------------------------------------------------------
                                                           2000        1999        1998         1997         1996
                                                           ----        ----        ----         ----         ----
Consolidated Balance Sheet Data:
Cash and cash equivalents                                $31,565     $45,291     $ 1,676      $   345      $    20
Working capital (deficit)                                $29,148     $39,891     $   697      $   (79)     $   (11)
Total assets                                             $41,716     $51,542     $ 2,144      $   472      $    71
Long-term liabilities                                    $    99     $   116     $ 6,843      $ 1,252      $    --
Total stockholders' equity (deficit)                     $34,602     $43,862     $(5,714)     $(1,210)     $    40

===================================================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion and analysis should be read with "Selected Consolidated Financial Data" and our consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "Business Risks" below as well as those discussed elsewhere.

OVERVIEW

            Our business started in January 1996 as a regional contractor matching service, and we spent most of 1996 and 1997 building our service provider database, developing new services and technology, recruiting personnel and raising capital. We launched our Web site and homeowner/service provider matching service on a national scale in August 1997. In December 1998, we began selling Web site advertising, including SmartLeads services, a way for suppliers of home improvement products to send targeted messages about their products, including product promotions, to homeowners at the time of purchase, as well as to our network of service providers. In March 1999, we began to hire our new senior management team, including our chief executive officer. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999, these entities were integrated into our operations during the course of calendar year 2000. In November 1999, we launched our customized Web site, www. ImproveNetPro.com, for our network of service providers. From January through June 2000 we spent substantial amounts primarily on marketing and other marketing related activities, as well as the development and expansion of our service and operations infrastructure. In July 2000 we had a reduction in force, reducing our staff by approximately 7%. During the final two quarters of the year 2000 our operating expenses (including cost of revenues) declined by 22% in the third quarter and another 16% in the fourth quarter.

            We generate substantially all of our revenues from service provider referral services, marketing partnership packages and advertisements placed on our Web site. We generate service revenues primarily in the form of lead fees and win fees from our service providers and, to a much lesser extent, other fees for the enrollment of service providers and premium service fees from homeowners. We generate marketing revenues from the sale of banner, button and other advertising on our Web sites, and from the sale to suppliers of SmartLeads generated from the traffic of homeowners visiting our Web sites and from the sale of Find-A-Contractor or Powered by ImproveNet products in commercial agreements. Our marketing revenues generally come from suppliers of home improvement products.

            Commencing in September 1999, we entered into multi-year commercial contracts, some of which are with related parties. These commercial contracts generally provide for a fixed annual fee, an advertising or branding package that includes a mix of buttons, banners, SmartLeads and other marketing or branding services, including Find-A-Contractor or Powered by ImproveNet, plus a continuous presence on our Web sites.

RESULTS OF OPERATIONS

Calendar Years ended December 31, 2000, 1999 and 1998

REVENUES

            Our revenues increased from $258,000 to $2.1 million in the years ended December 31, 1998 and 1999, and further increased to $7.5 million in the year ended December 31, 2000. The increases from 1998 to 1999 were achieved by increased visitors to the ImproveNet site and the continued building of a network of service providers. The increases from 1999 to 2000 were achieved by increased visitors to the ImproveNet site, the continued building of a network of service providers and the introduction of commercial contracts in September 1999.

            The following table and discussion highlights our revenues for the years ended December 31, 2000, 1999, and 1998 (In thousands):

===============================================================================================
                               Year ended                   Year ended            Year ended
                           December 31, 2000            December 31, 1999     December 31, 1998
-----------------------------------------------------------------------------------------------
                                       % Change                     % Change
                                       --------                     --------
Revenues:
Service Revenue          $4,697           312%        $1,139           379%        $  238
Marketing Revenue         2,757           198%           926          4530%            20
                         ------        --------       ------        --------       ------
Total Revenue            $7,454           261%        $2,065           700%        $  258
===============================================================================================

            Service Revenues

            Service revenues increased from $238,000 to $1.1 million in the years ended December 31, 1998 and 1999, and further increased to $4.7 million in the year ended December 31, 2000. From inception through October 1999, we charged to our service providers lead fees ranging from $6 to $10 per lead. In November 1999, we standardized our lead fees at $10 per lead for all jobs. The win fees that we charge to our service providers depend on project size and range from 2% to 10% of the estimated cost of the job, up to a maximum of $995 per job. Effective March 22, 2001, the win fees we charge our service providers depend on project size and range from 1% to 10% of the estimated cost of the job, without a maximum per job. Other fees include an enrollment fee of $90 that we charge each new service provider who passes our quality screens to join our national network; however, we often discount or waive this fee.

            Lead fee revenues are recognized at the time the service providers and the homeowner are first matched, while win fee revenues are recognized at the time the service provider or the homeowner notifies us that a job has been sold. For both lead fees and win fees, the recognition of revenues coincides with the service providers' obligation to pay us. The following table details the components of service revenues, based on a percentage of service revenues:

                                      ------------------------------------------
                                       Year ended      Year ended    Year ended
                                      December 31,    December 31,  December 31,
                                          2000            1999          1998
                                      ------------    ------------  ------------
                                           %               %             %
                                          ---             ---           ---
Lead Fees                                  26              32            31
Win Fees                                   60              63            65
Other Fees                                 14               5             4
                                          ---             ---           ---
Total Service Revenues                    100             100           100
                                          ===             ===           ===

            The revenues we generate from lead and win fees are largely a function of:

-     the number of job submissions;
- the effectiveness in finding a service provider or match for each job submission;
-     the success of the service provider to win a job; and
-     the amount we charge the service provider for a lead or a win.

The following table provides information on some of our key business metrics (numbers in thousands):

                                       -----------------------------------------
                                        Year ended    Year ended     Year ended
                                       December 31,  December 31,   December 31,
                                           2000          1999           1998
                                       ------------  ------------   ------------

Job submissions                            136.9         104.5          33.5
Matched jobs                               101.0          38.3           9.4
Won jobs                                    12.4           3.3           0.5
                                           ------        ------        ------
Matched jobs as a % of job submissions        74%           37%           28%
                                           ------        ------        ------
Won jobs as a % of job submissions             9%            3%            2%
                                           ======        ======        ======

            Revenues from new service provider enrollment fees are recognized as revenue ratably over the expected period they participate in our contractor matching service, which is initially estimated to be one year. Revenues from premium service fees to homeowners are recognized at the time the service is provided.

            Marketing Revenues

            Marketing revenues increased from $20,000 to $926,000 in the years ended December 31, 1998 and 1999, and further increased to $2.8 million in the year ended December 31, 2000. We generate marketing revenues from the sale of banner, button and other advertising on our Web sites, and from the sale to suppliers of SmartLeads generated from the traffic of homeowners visiting our Web sites and from the sale of Find-A-Contractor or Powered by ImproveNet products in commercial agreement products and services. Our marketing revenues generally come from suppliers of home improvement products.

            Revenues from banner, button and other branding are largely a function of:

-     the number of Web pages that we serve;
-     the percentage of those pages on which we are able to sell advertisements;
      and
-     the amount we charge per advertisement.

            Advertisers pay us to display their banner, button and other advertisements on the Web pages we serve when a user is visiting our Web sites. Our marketing revenues historically have been derived from short-term advertising contracts based on either a guaranteed minimum number of impressions or a fixed fee per thousand impressions. We anticipate that these advertising revenues will remain flat or decline during 2000 as advertisers demand better monetary terms for the same number of impressions or more impressions for the same dollar amounts.

            Cash Advertising

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

SmartLeads are also paid for in cash and revenues are recognized when the SmartLeads have been delivered to the customer. Cash advertising is recognized when we have delivered the advertising, evidence of an agreement is in place and fees are fixed, determinable and collectible. Cash advertising totaled $11,000, $746,000 and $877,000 for the years ended 1998, 1999 and 2000.

            Barter Advertising

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

            Short-Term Barter Advertising

            Short-term barter advertising results from the exchange of advertising space on our Web site for reciprocal advertising space on Web sites of third parties. Marketing revenues and sales and branding expenses arising from these transactions are recorded at fair value as we have an established historical practice of receiving cash for similar short-term advertising. Short-term barter advertising totaled $180,000 for 1999. We did not engage in any short-term barter advertising during 1998 or 2000.

            Multi-year Commercial Contracts

            Commencing September 1999, we entered into multi-year commercial contracts, some of which are with related parties. These commercial contracts generally provide for a fixed annual fee, an advertising or branding package that includes a mix of buttons, banners, SmartLeads and other marketing or branding services, including Find-A-Contractor or Powered by ImproveNet, plus a continuous presence, on our Web sites. These commercial contracts are for periods ranging between 2 and 12 years, including renewal options. These commercial contracts also include cooperative marketing arrangements under which we are obligated to fund co-operative branding expenditures on television and in the print media, with or on behalf of the commercial party. Most commercial contracts provide for us to spend 50% to 100% of the fees that we expect to receive. In return, we expect to receive significant marketing and branding benefits including better advertising rates, stronger brand recognition, and access to customer databases, direct mail inserts and marketing resources - all designed to generate more traffic to sites and jobs to proprietary matching services.

            We do not have an established historical practice of selling advertising for cash for similar multi-year commercial contracts, we have not assigned any value to the exchange of services or barter element of these transactions and accordingly, we have not recorded either revenue or sales and branding expense for the barter element. However, some of these multi-year commercial contracts do generate an overall net cash component, and in these cases we have recorded revenue based on the cash received or receivable under the contract, net of the obligation, if any, to reimburse the commercial party for the cooperative branding and other marketing services. These revenues are recognized over the term of the commercial contract once advertising and other services have been delivered to the commercial party and collection of the resulting net receivable is deemed probable. Multi-year commercial contracts totaled $1.88 million, net of warrant charges, in 2000.

         Furthermore, in connection with certain of these multi-year commercial contracts, we issued warrants to purchase shares of our common stock to the commercial parties. These warrants have been valued by us using the Black Scholes option pricing model. As the fair value of these warrants represent an additional rebate on the revenue otherwise recorded under the contracts, the amortization of the warrants is further netted against this revenue over the term of the respective commercial contract. To the extent that there is insufficient revenues, the remaining amortization of warrant stock-based compensation is expensed and characterized as sales and branding expense.

         Total revenues may be analyzed as follows (in thousands):


                                       Year Ended December 31
                                  2000          1999         1998
                                 ---------------------------------
Service revenues                 $4,696        $1,139        $258

Marketing revenues                5,303         1,399          20
                                 ------        ------        ----
                                  9,999         2,538         258
Amounts invoiced
and accrued under
multi-year commercial
contracts with related parties   (2,209)         (408)          -

Amortization of
warrant stock-based
compensation                       (336)          (65)          -
                                 ------        ------        ----
Total revenues                   $7,454        $2,065        $258
                                 ------        ------        ----


OPERATING EXPENSES

Cost of Revenues

            Our cost of revenues increased from $816,000 to $2.6 million in the years ended December 31, 1998 and 1999, and further increased to $5.6 million in the year ended December 31, 2000.

            Cost of revenues consists of payroll and related costs and occupancy, telecommunications and other administrative costs for our project service group, which is responsible for all phases of our proprietary matching services and includes our project advisors. In addition, cost of revenues includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation. We anticipate that our cost of revenues will remain constant or decline during 2001, as compared to year 2000 as we plan to leverage our existing infrastructure.

            Cost of Service Revenues

            Our cost of service revenues increased from $767,000 to $2.0 million in the years ended December 31, 1998 and 1999, and further increased to $5.2 million in the year ended December 31, 2000.

            The increase in cost of service revenues is largely attributable to our investment in the expansion and staffing of our project services infrastructure to support volume increases in traffic and jobs to our site. The increase in cost of service revenues included payroll and related costs such as recruiting. In addition, the increase in cost of service revenues included facilities and office expenses related to the full build-out, started in the first quarter of 2000 and completed in July 2000, of our second support center located in Camarillo, California.

            Cost of Marketing Revenues

            Our cost of marketing revenues increased from $49,000 to $567,000 in the years ended December 31, 1998 and 1999, and declined to $400,000 in the year ended December 31, 2000.

            Cost of marketing revenue includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation. The increase in cost of advertising revenue in 1999 was primarily attributable to the growth in staffing, services and equipment required to maintain the Web site operations. The decline in 2000 related to a reduction in the staffing required for our Web site operations.

            Sales and Marketing

            Our sales and marketing expense increased from $1.7 million to $25.8 million in the years ended December 31, 1998 and 1999, and further increased to $40.5 million in the year ended December 31, 2000.

            Our sales and marketing expense includes all of our online and offline direct marketing and advertising, public relations and trade show expenses. Sales and branding expenses also include payroll and related costs, support staff expenses, travel costs and other general expenses of our marketing, professional services and partnership services departments.

            The increase in sales and marketing revenues in 1999 and 2000 was primarily attributable to the growth in online and offline brand advertising, the staffing of our professional services infrastructure and the staffing of our partnership services group.

            At the end of June 2000, we redirected our sales and marketing resources by executing more projects internally and negotiating or transitioning new or existing agreements from a high fixed cost formula to a variable performance-based formula keyed to won jobs. We significantly decreased sales and marketing expenses in the fourth quarter of 2000 and fully anticipate that these expenses will decline during 2001, as compared to year 2000 as we plan to leverage our existing infrastructure and to continue the process of negotiating or transitioning agreements from a high fixed cost formula to a variable performance-based formula keyed to won jobs.

Product Development

            Our product development expenses increased from $504,000 to $665,000 in the years ended December 31, 1998 and 1999 and further increased to $5.2 million in the year ended December 31, 2000.

            Our product development costs include the payroll and related costs of our editorial and technology staff, fees for contract content providers, and other costs of Web site design and new technologies required to enhance the performance of our Web sites.

            The increases in product development expenses were primarily attributable to increased payroll and related costs, recruiting and contract content providers. The increases were incurred in order to expand our infrastructure of engineers and editorial staff to design, test and implement expanded content, including management of content, and tools, for example, estimators, visualizers, calculators, as well as the development of new products and services. A major portion of product development costs for the first half of 2000 was almost entirely attributable to a major new product and service that has been terminated. We expect a decline in our product development expenses during 2001, as compared to year 2000 as we have completed most of the major development efforts that we had planned.

General and Administrative

            Our general and administrative expenses increased from $1.1 million to $4.2 million in the years ended December 31, 1998 and 1999, and further increased to $9.1 million in the year ended December 31, 2000.

            Our general and administrative expenses include payroll and related costs and travel, recruiting, professional and advisory services and other general expenses for our executive, finance and human resource departments.

            The increases in general and administrative expenses are primarily attributable to salary and related expenses and our aggressive recruiting initiatives through the end of June 2000 for additional personnel hired to support the growth of our businesses, as well as the development of an infrastructure necessary to support the activity of a publicly traded company. We also made an allowance of $1.3 million against notes receivable from our Chairman and Chief Executive Officer which was included as a charge in general and administrative expenses during the last quarter of fiscal 2000. We expect that in future periods we will not be recruiting at our historical rate as we have completed our base level of departmental staffing. We expect a decline in our general and administrative expenses during 2001, as compared to year 2000 as these expenses are correlated with the reductions in all of our other expense categories.

Stock-based Compensation

            Our stock-based compensation expenses increased from $326,000 to $5.6 million in the years ended December 31, 1998 and 1999, and further increased to $7.4 million in the year ended December 31, 2000.

             In connection with certain employee and non-employee stock option grants during 1998 and 1999, the Company recorded unearned stock-based compensation totaling $13,835,000, which is being amortized over the vesting periods of the related options, generally four years using the method set out in FASB Interpretation No. 28 ("FIN 28"). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in higher compensation expense in the earlier vesting periods of the related options. Stock based compensation charges associated with employees who terminate their employment with the Company and have unvested options are reversed.

Interest Income

            Our interest income increased from $84,000 to $517,000 in the years ended December 31, 1998 and 1999, and further increased to $2.6 million in the year ended December 31, 2000.

            The increase in interest income is attributable to an increase in our average invested cash balance as a result of the sale of our preferred stock in March 1999, September 1999 and December 1999, as well as to the net proceeds received from our initial public offering in March 2000. We expect a decline in our interest income during 2001, as compared to 2000 as this income directly correlates with a decline in our cash and cash equivalents during the year 2001.

Quarterly Results of Operations

The following table presents our operating results for each of the eight quarters in the period ending December 31, 2000. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. These operating results are not necessarily indicative of the results of any future period.

      (Unaudited, in thousands, except per share data)

                                                                    For the Quarters Ended
                               =====================================================================================================
                                Q4 2000     Q3 2000     Q2 2000       Q1 2000    Q4 1999       Q3 1999        Q2 1999      Q1 1999
                               =====================================================================================================
REVENUES
  Service revenues             $  1,364    $  1,277    $  1,273      $    782    $    420      $    312      $    251      $    156
  Marketing revenues                724         778         746           510         360           268           175           123
                               ----------------------------------------------------------------------------------------------------
    Total revenues                2,088       2,055       2,019         1,292         780           580           426           279
COST OF
REVENUES
  Cost of service
  revenues                        1,487       1,409       1,309         1,007         893           638           261            192
  Cost of marketing
  revenues                          118         107         128            47         260           158            88            61
    Total cost of
    revenues                      1,605       1,516       1,437         1,054       1,153           796           349           253
                               ----------------------------------------------------------------------------------------------------
Gross profit (loss)                 483         539         582           238        (373)         (216)           77            26
OPERATING
EXPENSES
  Sales and marketing             7,757       9,759      12,496        10,464      11,421         8,870         3,748         1,745
  Product development             1,058       1,004       1,904         1,240         248           151           120           146
  General and
  administrative                  2,526       2,240       2,788         1,584       2,723           719           475           297
  Stock-based
  compensation                    1,630       1,278       1,750         2,711       2,784         1,460           909           466
                               -----------------------------------------------------------------------------------------------------
    Total operating
    expenses                     12,971      14,281      18,938        15,999      17,176        11,200         5,252         2,654
                               -----------------------------------------------------------------------------------------------------
Operating loss                  (12,488)    (13,742)    (18,356)      (15,761)    (17,549)      (11,416)       (5,175)       (2,628)
Interest income                     521         817         830           395         193           138           184             2
                               -----------------------------------------------------------------------------------------------------
Net loss                        (11,967)    (12,925)    (17,526)      (15,366)    (17,356)      (11,278)       (4,991)       (2,626)
Accretion of convertible
preferred stock                      --          --          --          --            --            --            --          (239)
                               -----------------------------------------------------------------------------------------------------
Net loss attributable
to common
stockholders                   $(11,967)   $(12,925)   $(17,526)     $(15,366)   $(17,356)     $(11,278)     $ (4,991)     $ (2,865)
Basic and diluted net
loss per common share          $  (0.72)   $  (0.79)   $  (1.08)     $  (3.42)   $ (10.46)     $  (7.12)     $  (3.40)     $  (2.04)
Shares used in
calculating basic and
diluted net loss per
common share                     16,618      16,446      16,284         4,491       1,659         1,585         1,467         1,406


Liquidity and Capital Resources

            Cash and cash equivalents totaled $31.6 million at December 31, 2000, a decrease of $13.7 million from $45.3 million at December 31, 1999. Most of the decrease came from the $49.3 million cash used in operations, the $4.7 million net cash used in investing activities, including purchases of property and equipment, offset by the $40.2 million net cash provided by financing activities, primarily the proceeds from the March 2000 initial public offering.

            Since our inception, we have primarily financed our operations through private sales of our convertible preferred stock and common stock. In March 2000, we closed our initial public offering that generated net cash proceeds of approximately $39.7 million. Our primary capital needs have been to fund our operating losses; the prepayment of our large media purchases and to make capital expenditures.

            Net cash used in operating activities was $25.9 million in 1999 and $49.3 million in 2000. Net cash used in operating activities resulted primarily from our net loss before non-cash charges for amortization of stock-based compensation, depreciation, amortization, allowances for doubtful accounts and notes receivable from related party written off, offset by increases in accounts receivable and prepaid expenses and in 1999 also by the benefits received from changes in accounts payable balances. Net cash used in operating activities in 1998 was $3.2 million which represented the net loss for the period.

            Net cash used in investing activities was $273,000 in 1998, $3.5 million in 1999 and $4.7 million in 2000. Net cash used in investing activities was a result of an increase in the purchase of property and equipment related to new leased facilities, increased personnel and hardware to support, monitor and control increased traffic and jobs. In addition, we provided loans collateralized by our common stock to the Chief Executive Officer, in the amounts of $500,000 and $1.0 million in 1999 and 2000.

            Net cash provided by financing activities was $4.8 million in 1998, $73.0 million in 1999 and $40.3 million in 2000. Net cash provided by financing activities was primarily due to the net proceeds from the issuance of convertible preferred stock in 1998, 1999 and the net proceeds from our initial public offering in 2000.

            Our capital requirements depend on numerous factors, including the success of our strategies for generating revenues and the amount of resources we devote to operating activities, including sales, marketing and brand promotion and investments in our technology. Our expenditures have substantially increased since inception as our operations and staff have grown. Based on the realignment of our resources, we expect a decrease in most of our operating expenses categories detailed above for the year 2001 as compared to year 2000. Additionally, we expect our capital expenditures for 2001 to decrease significantly. We do expect to experience ongoing operating losses for the foreseeable future. We currently anticipate that our operating expenses, primarily sales and branding expenditures, and payroll and related costs will constitute a material use of our current cash resources. Based on the restructuring of our resources that occurred in March 2001 we expect a decrease in most of our operating expense categories detailed above during 2001 as compared to 2000.

            Our limited operating history and operating losses have limited our ability to obtain vendor credit or extended payment terms and bank financing on favorable terms; accordingly, we depend on our cash and cash equivalent balances to fund our operations.

            We currently believe that our available cash resources will be sufficient to meet our anticipated needs for operations and capital expenditures for at least the next 12 months. We will strive to make ongoing realignments, as required, to achieve positive cash flow with our existing cash resources. We are currently restructuring our operations and we have reduced our headcount during the year and also subsequent to the year end with cumulative savings of approximately 32%. We are additionally decreasing our marketing expenditures to assist us in maintaining our available cash resources. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire complementary businesses, services or technologies. If we raise additional funds by selling equity securities, the percentage ownership of our stockholders will be reduced. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund expansion, react to competitive pressures, or take advantage of unanticipated opportunities would be substantially limited. If this occurred, our business would be significantly harmed. We will continue to evaluate our needs for funds based on our assessment of access to public or private capital markets and the timing of our need for funds. Although we have no present intention to conduct additional public equity offerings, we may seek to raise these additional funds through private or public debt or equity financings.

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

            We have incurred substantial losses and used substantial cash to support our operations as we have expanded our sales and marketing programs, funded the development of our services, promoted our Web sites and matching service and expanded our operations infrastructure. As of December 31, 2000, our accumulated loss was approximately $99.8 million. We expect our expenditures on sales and marketing activities, support field services and the development of new products, services and technologies to continue at a reduced rate, as we restructured our business in March 2001. This restructuring included operational efficiencies caused by headcount reductions of approximately 25%. We will continue to lose money unless we significantly increase our revenues. We cannot predict when, if ever, we will operate profitably.

We are an early stage company and we have recently expanded our business to offer new services. As a result, we have a limited history, which makes it difficult to evaluate our business.

            We were incorporated in January 1996; however, we did not begin offering home improvement services on the Internet until August 1997. In December 1998, we began selling Web site advertising. Until March 1999, we focused primarily on building our network of service providers and refining our matching services processes. In March 1999, we hired our Chief Executive Officer and commenced recruiting our senior management. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. In November 1999, we launched our customized Web site for service providers. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999. We experienced reductions in force in July 2000 and March 2001. In the second half of 2000 we significantly reduced our marketing expenditures. As a result, we have a limited history upon which you can evaluate our business and the performance of our senior management team. Furthermore, even if our business is successful, we may change our business to enter into new business areas, including areas in which we do not have extensive experience.

If we are unable to maintain our Nasdaq National Market listing, the liquidity of our common stock would be seriously limited.

            On January 4, 2001, we received a Nasdaq Staff Determination indicating that we have failed to comply with the minimum bid price requirement for continued listing, and are subject to delisting from the Nasdaq National Market. We plan to request a hearing before the Nasdaq Qualifications Panel ("Panel") to review the staff determination. There can be no assurance that the Panel will decide to allow us to remain listed or that our actions will prevent the delisting of our common stock. We will not be notified until the Panel makes a formal decision. Until then, our shares will continue to trade on the Nasdaq National Market. In the event our shares are delisted from the Nasdaq National Market, we will attempt to have our common stock traded on the NASD over-the-counter Bulletin Board. If our common stock is delisted, it would seriously limit the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could seriously harm our business.

Our financial results will be affected by seasonality and cyclical fluctuations in the home improvement industry.

            Our limited operating history and rapid growth make it difficult to assess the impact of seasonal factors on our business. However, our business is dependent upon the home improvement industry. As a result, we expect that our revenues may be lower during the first and fourth quarters since more homeowners commit to home improvement projects during the spring and summer months. Being dependent on the home improvement industry exposes us to cyclical movements in the economy in general, especially as they relate to consumers willingness to make large expenditures that are mostly discretionary. Our limited operating history and the state of the economy for most of our existence make it difficult to assess the impact of cyclical factors on our business.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and services could reduce our ability to compete and result in lower revenues.

            We expect that currently available funds will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we will need to raise additional funds after 12 months to fund brand promotions, develop new or enhanced services or respond to competitive pressures. We cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able, among other things, to:

- develop or enhance our services;

- develop or acquire new technologies, products or businesses;

- expand operations in the United States or internationally;

- hire, train and retain employees; or

- respond to competitive pressures or unanticipated capital requirements.

            Our failure to do any of these things could result in lower revenues and could harm our business or cause us to discontinue operations.

            In addition, we may seek to raise additional funds, finance acquisitions or develop commercial relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of existing stockholders. Furthermore, any new securities could have rights, preferences or privileges senior to those of our common stock.

Our market is competitive and we may suffer price reductions, be unable to attract homeowners to our Web site, be unable to maintain our service provider network or enter into new multi-year commercial contracts if we do not compete effectively.

            The market for our services is intensely competitive, evolving and subject to rapid technological change. To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our online and offline services in order to attract homeowners to our Web site and maintain our service provider network. We expect the intensity of competition to increase in the future. Increased competition may result in changes in our pricing model, fewer homeowners visiting our Web site, service providers leaving our network, less marketing revenue, reduced gross margins and loss of market share, any one of which could significantly reduce our future profitability. In addition, technological barriers to entry are relatively low. As a result, current competitors, including local referral businesses and online referral companies including ServiceMagic.com, iMandi, repairnet, OurHouse.com, Handyman Online, Bid Express, Contractor.com and Remodel.com, a part of the Homestore.com family of sites and potential competitors such as The Home Depot, Lowe's and Sears Roebuck & Company have launched Web sites similar to ours that could gain broader market acceptance based on content, products and services.

            Some of our competitors have more resources and broader and deeper customer access than we do. In addition, many of these competitors have or can readily obtain extensive knowledge of the home improvement industry. Our competitors may be able to respond more quickly than we can to new technologies or changes in Internet user preferences and devote greater resources than we can to the development, promotion and sale of their services. We may not be able to maintain our competitive position against current and future competitors, especially those with significantly greater resources and brand recognition.

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

            We must actively recruit new service providers and retain and motivate our current service providers to ensure that we continually have adequate coverage. We believe that service providers in the home improvement industry suffer from a relatively high failure or turnover rate which makes it difficult for us to retain service providers. Accordingly, we expect that not all of our service providers will remain active participants in our network. If we are unable to achieve low turnover among our network of service providers our business could be harmed.

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

            We have entered into multi-year commercial contracts with suppliers of home improvement products and services to generate revenues and increase the number of visitors to our Web sites. Under these contracts, suppliers have placed links to our Web site from their Web sites to allow their customers to visit our Web site if the customers are interested in obtaining home improvement information or searching for a service provider. We believe that increasing the number of visitors to our Web sites will increase the number of job submissions. We cannot assure you that these contracts will lead to increased visits to our Web sites or that increased visits to our Web sites will result in increased job submissions. If we do not maintain our existing multi-year commercial contracts on terms as favorable as currently in effect or if we are not able to establish new contracts on commercially reasonable terms, our business could be harmed.

            Companies that we may pursue for a multi-year commercial contract may offer services competitive with suppliers with which we currently have multi-year contracts. As a result, these suppliers may be reluctant to enter into multi-year commercial contracts with us.

            We purchase preferential advertising placement on high-traffic Web sites. We believe these Web sites can help us to increase the number of visitors to ImproveNet.com. For example, in 1999 and 2000, approximately 20% and 11%, of our Web site traffic originated from AltaVista, America Online, Excite@Home, Lycos, Microsoft HomeAdvisor and Yahoo! There is intense competition for preferential placements on these Web sites. If we lose our relationships with any one of these Web sites, the traffic on ImproveNet.com may decrease and we may not be able to enter into commercially reasonable contracts with replacement high-traffic Web sites, if at all.

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

            Third parties could claim that we have infringed their intellectual property rights by claiming that our matching service infringes their patents, trade secrets or copyrights. In the ordinary course of business, we have received, and may receive in the future, notices from third parties claiming infringement of their proprietary rights. In addition, providers of goods and services over the Internet are increasingly subject to claims that they infringe patents that cover basic elements of electronic commerce. The resolution of any claims could be time-consuming, result in costly litigation, delay or prevent us from offering our services or require us to enter into royalty or licensing agreements, any of which could harm our business. In the event an infringement claim against us is successful and we cannot obtain a license on acceptable terms, license a substitute technology or redesign our services, our business would be harmed. Furthermore, former employers or our current and future employees may assert that our employees have improperly disclosed to us or are using confidential or proprietary information in our business.

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

We rely on a continuous power supply to conduct our business, and California's current energy crisis could disrupt our operations and increase our expenses.

            California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, which occurs when power reserves for the State of California fall below 1.5%, California has on occasion implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt the power supply of our hosting provider, we would be subject to reduced access to our Web sites. Additionally, we currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply or that of our hosting provider. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. This could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

            Furthermore, the regulatory changes affecting the energy industry instituted in 1996 by the State of California has caused power prices to increase. Under the revised regulatory scheme, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have increased dramatically over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as our principal facilities and those of our web hosting provider are located in California.

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

            Current computing and Internet technology allows us to collect personal information about our users. In the past, the Federal Trade Commission has investigated companies that have sold personal information to third parties without permission or in violation of a stated privacy policy. Currently, we collect personal information only with the users' consent and under our privacy policy. If we begin collecting or selling personal information without permission or in violation of our privacy policy, we could face potential liability for compiling and providing information to third parties.

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

            United States of America federal law limits the ability of the states to impose taxes on Internet-based transactions. Until October 21, 2001, state and local taxes on Internet-based commerce that are discriminatory against Internet access are prohibited, unless the taxes were generally imposed and actually enforced before October 1, 1998. It is possible that this tax moratorium will not be renewed by October 21, 2001 or at all. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of state and local taxes could harm our ability to become profitable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

            The primary objective of ImproveNet's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents in a variety of securities, including both government and corporate obligations and money market funds.

            Our exposure to market risk for changes in interest rates relates primarily to increases or decreases in the amount of interest income we earn on our investment portfolio and on increases or decreases in the amount of interest expense we must pay with respect to any outstanding debt instruments. We mitigate default risk by investing in only high credit quality securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

            We do not hold derivative financial instruments as of December 31, 2000, and have never held such instruments in the past. In addition, we had no debt instruments outstanding as of December 31, 2000. We currently transact all of our revenues, which are all traded in the United States of America, in U.S. dollars.

Item 8. Financial Statements and Supplementary Data

            Annual Financial Statements: See Part IV, Item 14 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

            The information regarding directors and executive officers is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year.

Item 11. Executive Compensation

            The information regarding executive compensation is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

            The information required by Item 12 is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year.

Item 13. Certain Relationships and Related Transactions

            The information required by Item 13 is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1. Consolidated Financial Statements

The following consolidated financial statements are filed as part of this report:

------------------------------------------------------------------------------------
                                                                                Page
------------------------------------------------------------------------------------
Report of Independent Accountants                                                35
------------------------------------------------------------------------------------
Consolidated Financial Statements:
------------------------------------------------------------------------------------
     Balance Sheets as of December 31, 2000 and 1999                             36
------------------------------------------------------------------------------------
     Statements of Operations for the years ended December 31, 2000, 1999,
and 1998                                                                         37
------------------------------------------------------------------------------------
     Statements of Stockholders' Equity (Deficit) and Mandatorily
Redeemable Convertible Preferred Stock for the years ended December 31,
2000, 1999 and 1998                                                              38
------------------------------------------------------------------------------------
      Statements of Cash Flows for the years ended December 31, 2000, 1999,
and 1998                                                                         39
------------------------------------------------------------------------------------
     Notes to Consolidated Financial Statements                                  40
------------------------------------------------------------------------------------

2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

All other financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes to the consolidated financial statements.


3. Exhibits


EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT
-------        -----------------------
2.1**          Stock Purchase Agreement by and between the Registrant and
               The J.L. Price Corporation.

2.2** Asset Purchase Agreement by and between the Registrant and Contractor Referral Service, LLC.

3.1**          Form of Third Amended and Restated Certificate of
               Incorporation of the Registrant.

3.2** Fourth Amended and Restated Certificate of Incorporation of the Registrant.

3.3**          Bylaws of the Registrant.

3.4**          Amended and Restated Bylaws of the Registrant.

4.1**          Specimen Stock Certificate.

4.2**          Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4 hereof.

10.1**         Amended and Restated 1996 Stock Option Plan.

10.2**         Form of 1999 Equity Incentive Plan.

10.3**         Form of 1999 Employee Stock Purchase Plan.

10.4**         Commercial Office Lease by and between Florcor I Limited
               Partnership and the Registrant.

10.5** Commercial Office Lease by and between Chestnut Bay LLC and the Registrant.

10.6** Employment agreement by and between the Registrant and Ronald Cooper.

10.7** Series A Preferred Stock and Warrant Purchase Agreement by and between the Registrant and certain investors of the Registrant dated June 30, 1997.

10.8** Series B Preferred Stock and Warrant Purchase Agreement by and between the Registrant and certain investors of the Registrant dated March 17, 1998.

10.9**         Series C Preferred Stock Agreement by and between the
               Registrant and certain investors of the Registrant dated
               March 29, 1999.



10.10** Series D Preferred Stock Purchase Agreement by and between the Registrant and certain investors of the Registrant dated September 10, 1999.

10.11** First Series E Preferred Stock Purchase Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999.

10.12** Second Series E Preferred Stock Purchase Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999.

10.13** Form of Warrant Purchase Agreement by and between the Registrant and certain investors of the Registrant dated
               December 7, 1999.

10.14** Fourth Amended and Restated Voting Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999.

10.15** Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.

10.16**        Internet-based Service Agreement between the Registrant and
               Owens Corning dated October 1, 1999.

10.17**        Collaboration Agreement between the Registrant and E.I. du
               Pont de Nemours and Company dated December 3, 1999.

10.18** Internet Development, Marketing and Distribution Agreement between the Registrant and General Electric Appliances dated September 10, 1999.

10.19**        Relationship Agreement between the Registrant and Microsoft
               HomeAdvisor dated December 7, 1999.

10.20**        Agreement between the Registrant and CompleteHome
               Operations, Inc. dated December 13, 1999.

10.21**        Form of 1996 Stock Option Plan Grant Notice.

10.22**        Form of 1999 Equity Incentive Plan Stock Option Agreement.

10.23** Form of Warrant to Purchase an aggregate of 420,000 shares of common stock.

10.24** Form of Warrant to Purchase an aggregate of 10,000 shares of common stock.

10.25** Form of Warrant to Purchase an aggregate of 842,596 shares of common stock.

10.26** Form of Warrant to Purchase an aggregate of 96,400 shares of Series A preferred stock.

10.27** Form of Warrant to Purchase an aggregate of 47,009 shares of Series B preferred stock.

10.28** Form of Warrant to purchase 47,167 shares of Series C preferred stock.

10.29** Form of Warrant to purchase an aggregate of 326,000 shares of Series D preferred stock.

10.30** Fourth Amended and Restated Investor Rights Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999.

10.31** Promissory Note between the Registrant and William E. Crosby dated December 14, 1999.

10.32** Promissory Note between the Registrant and Richard A. Roof dated December 14, 1999.

10.33**        Promissory Note between the Registrant and William A.
               Phillips Jr. dated December 14, 1999.

10.34**        Promissory Note and Stock Pledge Agreement between
               ImproveNet, Inc. and Ronald B. Cooper dated April 14, 2000

10.35 Commercial Office Lease by and between Bennett Center, LLC and the Registrant

23.1           Consent of PricewaterhouseCoopers LLP, Independent Accountants

24.1           Power of Attorney (see page 56)


** Previously Filed


4.  Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended December 31, 2000.

Report of Independent Accountants

To the Board of Directors and Stockholders of ImproveNet, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(1) on page 31 present fairly, in all material respects, the financial position of ImproveNet, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(2) on page 31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







PricewaterhouseCoopers LLP
San Jose, California
February 15, 2001

                                             IMPROVENET, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except per share amounts)

                                                                                  December 31,    December 31,
                                                                                      2000            1999
                                                                                  ------------    ------------
                                      Assets
Current Assets:
      Cash and cash equivalents                                                     $  31,565      $  45,291
      Accounts receivable, net of allowances
        of $1,525 in 2000 and  $148 in 1999, respectively                               2,309          1,023
      Prepaid expenses                                                                  2,289          1,141
                                                                                    ---------      ---------

      Total current assets                                                             36,163         47,455
Property and equipment, net                                                             4,261          1,970
Other assets                                                                            1,292          2,117
                                                                                    ---------      ---------

      Total assets                                                                  $  41,716      $  51,542
                                                                                    =========      =========

                          Liabilities & Stockholders' Equity

Current Liabilities:
      Accounts payable                                                              $   2,796      $   4,139
      Accrued liabilities                                                               3,970          3,333
      Deferred revenue                                                                    249             92
                                                                                    ---------      ---------

      Total current liabilities                                                         7,015          7,564
      Long-term liabilities                                                                99            116
                                                                                    ---------      ---------

      Total liabilities                                                                 7,114          7,680
                                                                                    ---------      ---------

Commitments and contingencies (Note 5)

Stockholders' equity
      Convertible preferred stock, $0.001 par value:
          Authorized: 5,000 in 2000, 12,483 in 1999
          Issued and outstanding: none in 2000, 11,383 in 1999                             --             12
      Common stock, $0.001 par value:  Authorized: 100,000
          Issued and outstanding: 18,016 shares in 2000, 2,337 in 1999                     18              2
      Additional paid-in capital                                                      146,334        108,656
      Notes receivable from stockholders                                                   --           (633)
      Unearned stock-based compensation                                               (11,999)       (22,208)
      Accumulated deficit                                                             (99,751)       (41,967)

                                                                                    ---------      ---------
      Total stockholders' equity                                                       34,602         43,862
                                                                                    ---------      ---------

      Total liabilities and stockholders' equity                                    $  41,716      $  51,542
                                                                                    =========      =========

          The accompanying notes are an integral part of these consolidated financial statements.

                                                 IMPROVENET, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)

                                                                                                       Years Ended December 31,
                                                                                                 ----------------------------------
                                                                                                   2000         1999         1998
                                                                                                 --------     --------     --------
Revenues
       Service revenues                                                                          $  4,697     $  1,139     $    238
       Marketing revenues                                                                           2,757          926           20
                                                                                                 --------     --------     --------
                Total revenues                                                                      7,454        2,065          258
                                                                                                 --------     --------     --------

Cost of revenues
       Cost of service revenues (excludes stock-based compensation of $639 in 2000, $610 in
       1999 and $55 in 1998)                                                                        5,212        1,984          767
       Cost of marketing revenues (excludes stock-based compensation of $261 in 2000, $189 in
       1999 and $37 in 1998)                                                                          400          567           49
                                                                                                 --------     --------     --------
                 Total cost of revenues                                                             5,612        2,551          816
                                                                                                 --------     --------     --------

                                                                                                 --------     --------     --------
Gross profit (loss)                                                                                 1,842         (486)        (558)
                                                                                                 --------     --------     --------

Operating expenses:
       Sales and marketing (excludes stock-based compensation of  $5,573 in 2000, $2,608 in
       1999 and $155 in 1998)                                                                      40,476       25,784        1,669
       Product development (excludes stock-based compensation of ($20) in 2000, $88 in 1999
       and $14 in 1998)                                                                             5,208          665          504
       General and administrative (excludes stock-based compensation of $916 in 2000,
       $2,124 in 1999 and $65 in 1998)                                                              9,136        4,214        1,142
       Stock-based compensation                                                                     7,369        5,619          326
                                                                                                 --------     --------     --------
                  Total operating expenses                                                         62,189       36,282        3,641
                                                                                                 --------     --------     --------

Operating loss                                                                                    (60,347)     (36,768)      (4,199)

Interest income                                                                                     2,563          517           84
                                                                                                 --------     --------     --------

Net loss                                                                                         ($57,784)    ($36,251)    ($ 4,115)

Accretion of mandatorily redeemable convertible preferred stock                                        --         (239)        (717)
                                                                                                 --------     --------     --------

Net loss attributable to common stockholders                                                     ($57,784)    ($36,490)    ($ 4,832)
                                                                                                 ========     ========     ========

Basic and diluted net loss per common share                                                      ($  3.65)    ($ 23.85)    ($  3.49)
                                                                                                 ========     ========     ========

Weighted average shares used in calculating basic and diluted net loss per common share            15,844        1,530        1,383
                                                                                                 ========     ========     ========

                 The accompanying notes are an integral part of these consolidated financial statements.

                                          IMPROVENET, INC.
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        AND MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                          (In thousands)

                                                                 Mandatorily                    Convertible
                                                              Convertible Stock               Preferred Stock
                                                              -----------------               ---------------
                                                            Shares         Amount         Shares           Amount
                                                            ------         ------         ------           ------
                                                            ------------------------------------------------------
 Balances, January 1, 1998                                   1,205         $ 1,252   |        --            $--
                                                            ------------------------------------------------------
 Exercise of common stock options                               --             --    |        --             --
 Issuance of Series B mandatorily redeemable                                         |
    convertible preferred stock, net of issuance                                     |
    costs of $20                                             1,935          4,855    |        --             --
    Accretion of Series A mandatorily redeemable                                     |
convertible preferred stock                                     --            192    |        --             --
Accretion of Series B mandatorily redeemable                                         |
convertible preferred stock                                     --            525    |        --             --
Unearned stock-based compensation for service                                        |
providers                                                       --             --    |        --             --
Amortization of stock-based compensation for                                         |
service providers                                               --             --    |        --             --
Unearned employee stock-based compensation                      --             --    |        --             --
Amortization of unearned employee stock-based                                        |
compensation                                                    --             --    |        --             --
Net loss                                                        --             --    |        --             --
                                                            ------------------------------------------------------
Balances, December 31, 1998                                  3,140          6,824    |        --             --
                                                            ------------------------------------------------------
                                                                                     |
Exercise of common stock options                                --             --    |        --             --
Issuance of common stock in exchange for                                             |
notes receivable                                                --             --    |        --             --
Exercise of Series A convertible preferred                                           |
stock warrant                                                   --             --    |         2             --
Accretion of Series A mandatorily redeemable                                         |
convertible preferred stock                                     --             52    |        --             --
Accretion of Series B mandatorily redeemable                                         |
convertible preferred stock                                     --            187    |        --             --
Conversion of Series A mandatorily redeemable                                        |
convertible preferred stock into Series A                                            |
convertible preferred stock                                 (1,205)        (1,496)   |     1,205              1
Conversion of Series B mandatorily redeemable                                        |
convertible preferred stock into Series B                                            |
convertible preferred stock                                 (1,935)        (5,567)   |     1,935              2
Issuance of Series C convertible preferred stock,                                    |
net of issuance costs of $1,049                                 --             --    |     3,538              4
Issuance of Series D convertible preferred stock,                                    |
net of issuance costs of $57                                    --             --    |     2,101              2
Issuance of Series E convertible preferred stock,                                    |
net of issuance costs of $68                                    --             --    |     2,597              3
Issuance of Series C convertible preferred stock                                     |
for services                                                    --             --    |         5             --
Payment received in settlement of stockholder notes                                  |
receivable                                                      --             --    |        --             --
Issuance of Series D convertible preferred stock                                     |
warrant to strategic stockholders                               --             --    |        --             --
Issuance of common stock warrants to strategic                                       |
stockholders                                                    --             --    |        --             --
Amortization of stock-based compensation from                                        |
warrants granted to strategic                                                        |
stockholders                                                    --             --    |        --             --
Unearned employee stock-based compensation                      --             --    |        --             --
Amortization of unearned employee stock-based                                        |
compensation                                                    --             --    |        --             --
Net loss                                                        --             --    |        --             --
                                                            ------------------------------------------------------
Balances, December 31, 1999                                     --             --    |    11,383             12
                                                            ------------------------------------------------------
Exercise of common stock options                                --             --    |        --             --
Issuance of Series A convertible preferred stock                                     |
upon exercise of warrants                                       --             --    |         6             --
Issuance of Series A convertible preferred stock                                     |
upon exercise of warrants-cashless                              --             --    |        75             --
Issuance of Series B convertible preferred stock                                     |
upon exercise of warrants                                       --             --    |        40             --
Issuance of Series C convertible preferred stock                                     |
upon exercise of warrants                                       --             --    |        47             --
Issuance of Series D convertible preferred stock                                     |
upon exercise of warrants                                       --             --    |       209             --
Issuance of common stock from Initial Public                                         |
Offering, net of issuance costs of $4,468                       --             --    |        --             --
Conversion of convertible preferred stock                                            |
into common stock at IPO                                        --             --    |   (11,760)           (12)
Issuance of common stock from employee stock                                         |
purchase program (ESPP)                                         --             --    |        --             --
Issuance of common stock in exchange for notes                                       |
receivable                                                      --             --    |        --             --
Payment received in settlement of stockholder                                        |
notes receivable                                                --             --    |        --             --
Foregiveness of notes receivable from stockholders              --             --    |        --             --
Amortization of unearned employee stock based                                        |
compensation                                                    --             --    |        --             --
Unearned employee stock-based compensation - terminated                              |
employees                                                       --             --    |        --             --
Issuance of restricted stocks in exchange for common                                 |
stock options                                                   --             --    |        --
Net loss                                                        --             --    |        --             --
                                                            ------------------------------------------------------
Balance at December 31, 2000                                    --             --    |        --             --
                                                            ======================================================


                                                                                   Additional Paid-    Receivable
                                                                Common Stock              In              From
                                                           Shares           Amount      Capital       Stockholders
                                                           ------           ------
                                                           -------------------------------------------------------
Balances, January 1, 1998                                   1,379            $ 1      $    394          $  (4)
                                                           -------------------------------------------------------
Exercise of common stock options                               27             --             2             --
Issuance of Series B mandatorily redeemable
convertible preferred stock, net of issuance
costs of $20                                                   --             --            --             --
Accretion of Series A mandatorily redeemable
convertible preferred stock                                    --             --          (192)            --
Accretion of Series B mandatorily redeemable
convertible preferred stock                                    --             --          (525)            --
Unearned stock-based compensation for service
providers                                                      --             --           120             --
Amortization of stock-based compensation for
service providers                                              --             --            --             --
Unearned employee stock-based compensation                     --             --           935             --
Amortization of unearned employee stock-based
compensation                                                   --             --            --             --
Net loss                                                       --             --            --             --
                                                           -------------------------------------------------------
Balances, December 31, 1998                                 1,406              1           734             (4)
                                                           -------------------------------------------------------

Exercise of common stock options                              706              1           148             --
Issuance of common stock in exchange for
notes receivable                                              225             --           633           (633)
Exercise of Series A convertible preferred
stock warrant                                                  --             --             2             --
Accretion of Series A mandatorily redeemable
convertible preferred stock                                    --             --           (52)            --
Accretion of Series B mandatorily redeemable
convertible preferred stock                                    --             --          (187)            --
Conversion of Series A mandatorily redeemable
convertible preferred stock into Series A
convertible preferred stock                                    --             --         1,495             --
Conversion of Series B mandatorily redeemable
convertible preferred stock into Series B
convertible preferred stock                                    --             --         5,565             --
Issuance of Series C convertible preferred stock,
net of issuance costs of $1,049                                --             --        22,046             --
Issuance of Series D convertible preferred stock,
net of issuance costs of $57                                   --             --        16,118             --
Issuance of Series E convertible preferred stock,
net of issuance costs of $68                                   --             --        34,991             --
Issuance of Series C convertible preferred stock
for services                                                   --             --            37             --
Payment received in settlement of stockholder notes
receivable                                                     --             --            --              4
Issuance of Series D convertible preferred stock
warrant to strategic stockholders                              --             --         2,507             --
Issuance of common stock warrants to strategic
stockholders                                                   --             --        11,299             --
Amortization of stock-based compensation from
warrants granted to strategic
stockholders                                                   --             --            --             --
Unearned employee stock-based compensation                     --             --        13,320             --
Amortization of unearned employee stock-based
compensation                                                   --             --            --             --
Net loss                                                       --             --            --             --
                                                           -------------------------------------------------------
Balances, December 31, 1999                                 2,337              2       108,656           (633)
                                                           -------------------------------------------------------
Exercise of common stock options                              117             --            39             --
Issuance of Series A convertible preferred stock
upon exercise of warrants                                      --             --             6             --
Issuance of Series A convertible preferred stock
upon exercise of warrants-cashless                             --             --            --             --
Issuance of Series B convertible preferred stock
upon exercise of warrants                                      --             --             2             --
Issuance of Series C convertible preferred stock
upon exercise of warrants                                      --             --            --             --
Issuance of Series D convertible preferred stock
upon exercise of warrants                                      --             --           308             --
Issuance of common stock from Initial Public
Offering, net of issuance costs of $4,468                   2,760              3        39,693             --
Conversion of convertible preferred stock
into common stock at IPO                                   11,760             12            --             --
Issuance of common stock from employee stock
purchase program (ESPP)                                       156             --           207             --
Issuance of common stock in exchange for notes
receivable                                                     --             --           (74)            74
Payment received in settlement of stockholder notes
receivable                                                     --             --            --              3
Foregiveness of notes receivable from stockholders             --             --            --            556
Amortization of unearned employee stock based
compensation                                                   --             --            --             --
Unearned employee stock-based compensation - terminated
employees                                                      --             --        (2,503)            --
Issuance of restricted stocks in exchange for common
stock options                                                 886              1            --             --
Net loss                                                       --             --            --             --
                                                           -------------------------------------------------------
 Balance at December 31, 2000                              18,016            $18      $146,334          $  --
                                                           =======================================================


Balance December 31, 2000

                                                          Stock Based   Accumulated
                                                         Compensation     Deficit      Total
                                                                          -------      -----
                                                         ---------------------------------------
Balances, January 1, 1998                                      --       $ (1,601)      $ (1,210)
                                                         ---------------------------------------
Exercise of common stock options                               --             --              2
Issuance of Series B mandatorily redeemable
convertible preferred stock, net of issuance
costs of $20                                                   --             --
Accretion of Series A mandatorily redeemable
convertible preferred stock                                    --             --           (192)
Accretion of Series B mandatorily redeemable
convertible preferred stock                                    --             --           (525)
Unearned stock-based compensation for service
providers                                                    (120)            --             --
Amortization of stock-based compensation for
service providers                                             100             --            100
Unearned employee stock-based compensation                   (935)            --             --
Amortization of unearned employee stock-based
compensation                                                  226             --            226
Net loss                                                       --         (4,115)        (4,115)
                                                         ---------------------------------------
Balances, December 31, 1998                                  (729)        (5,716)        (5,714)
                                                         ---------------------------------------

Exercise of common stock options                               --             --            149
Issuance of common stock in exchange for
notes receivable                                               --             --             --
Exercise of Series A convertible preferred
stock warrant                                                  --             --              2
Accretion of Series A mandatorily redeemable
convertible preferred stock                                    --             --            (52)
Accretion of Series B mandatorily redeemable
convertible preferred stock                                    --             --           (187)
Conversion of Series A mandatorily redeemable
convertible preferred stock into Series A
convertible preferred stock                                    --             --          1,496
Conversion of Series B mandatorily redeemable
convertible preferred stock into Series B
convertible preferred stock                                    --             --          5,567
Issuance of Series C convertible preferred stock,
net of issuance costs of $1,049                                --             --         22,050
Issuance of Series D convertible preferred stock,
net of issuance costs of $57                                   --             --         16,120
Issuance of Series E convertible preferred stock,
net of issuance costs of $68                                   --             --         34,994
Issuance of Series C convertible preferred stock
for services                                                   --             --             37
Payment received in settlement of stockholder notes
receivable                                                     --             --              4
Issuance of Series D convertible preferred stock
warrant to strategic stockholders                          (2,507)            --             --
Issuance of common stock warrants to strategic
stockholders                                              (11,299)            --             --
Amortization of stock-based compensation from
warrants granted to strategic
stockholders                                                  517             --            517
Unearned employee stock-based compensation                (13,320)            --             --
Amortization of unearned employee stock-based
compensation                                                5,130             --          5,130
Net loss                                                       --        (36,251)       (36,251)
                                                         ---------------------------------------
Balances, December 31, 1999                               (22,208)       (41,967)        43,862
                                                         ---------------------------------------
Exercise of common stock options                               --             --             39
Issuance of Series A convertible preferred stock
upon exercise of warrants                                      --             --              6
Issuance of Series A convertible preferred stock
upon exercise of warrants-cashless                             --             --             --
Issuance of Series B convertible preferred stock
upon exercise of warrants                                      --             --              2
Issuance of Series C convertible preferred stock
upon exercise of warrants                                      --             --             --
Issuance of Series D convertible preferred stock
upon exercise of warrants                                      --             --            308
Issuance of common stock from Initial Public
Offering, net of issuance costs of $4,468                      --             --         39,696
Conversion of convertible preferred stock
into common stock at IPO                                       --             --             --
Issuance of common stock from employee stock
purchase program (ESPP)                                        --             --            207
Issuance of common stock in exchange for notes
receivable                                                     --             --             --
Payment received in settlement of stockholder notes
receivable                                                     --             --              3
Foregiveness of notes receivable from stockholders             --             --            556
Amortization of unearned employee stock based
compensation                                                7,706             --          7,706
Unearned employee stock-based compensation - terminated
employees                                                   2,503             --             --
Issuance of restricted stocks in exchange for common
stock options                                                  --             --              1
Net loss                                                       --        (57,784)       (57,784)
                                                         ---------------------------------------
Balance at December 31, 2000                             $(11,999)      $(99,751)     $  34,602
                                                         =======================================

    The accompanying notes are an integral part of these consolidated financial statements.

                                                       IMPROVENET, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In thousands)

                                                                                           Years Ended December 31,
                                                                                      ------------------------------------

                                                                                        2000          1999          1998
                                                                                        ----          ----          ----
Cash flows from operating activities:
Net loss                                                                              ($57,784)     ($36,251)     ($ 4,115)
Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                                   1,430           204            52
         Loss on disposals                                                                 255            --            --
         Allowance for doubtful accounts                                                 1,377           140             5
         Amortization of stock-based compensation                                        7,369         5,619           326
         Warrant charges amortized                                                         336            65            --
         Notes receivable written-off                                                      556            --            --
         Notes receivable from related party written-off                                 1,261            --            --
Change in operating assets and liabilities:
         Accounts receivable                                                            (2,663)       (1,064)          (30)
         Prepaid expenses                                                               (1,148)       (1,019)          (94)
         Other assets                                                                      308          (314)           --
         Accounts payable and other accrued liabilities                                   (706)        6,663           618
         Deferred revenue                                                                  157            92            --
         Long-term liabilities                                                              --            16            --
                                                                                      --------      --------      --------
                    Net cash used in operating activities                              (49,252)      (25,849)       (3,238)
                                                                                      --------      --------      --------

Cash flows from investing activities:
         Purchase of property and equipment                                             (3,687)       (1,828)         (224)
         Issuance of notes receivable to related party                                  (1,000)         (500)           --
         Restricted cash                                                                   (33)         (400)          (49)
         Payments for acquisitions                                                          --          (792)           --
                                                                                      --------      --------      --------
                    Net cash used in investing activities                               (4,720)       (3,520)         (273)
                                                                                      --------      --------      --------

Cash flows from financing activities:
         Proceeds from issuance of common stock, net of offering costs                  39,693           149             2
         Proceeds from the issuance of preferred stock, net offering costs                  --        73,166         4,705
         Proceeds from the issuance of convertible bridge notes                             --            --           150
         Proceeds from exercise of stock options and warrants                              567            --
         Borrowings under lines of credit                                                   --            --           298
         Principal payments under lines of credit                                           --          (335)         (313)
         Payment of long-term debt                                                         (17)           --            --
         Repayment of notes receivable                                                       3             4            --
                                                                                      --------      --------      --------
                    Net cash provided by financing activities                           40,246        72,984         4,842
                                                                                      --------      --------      --------

Net (decrease) increase in cash and cash equivalents                                   (13,726)       43,615         1,331

Cash and cash equivalents, beginning of period                                          45,291         1,676           345
                                                                                      --------      --------      --------
Cash and cash equivalents, end of period                                              $ 31,565      $ 45,291      $  1,676
                                                                                      ========      ========      ========

Supplemental non cash transaction disclosures
         Unearned stock-based compensation relating to employee stock
          option grants                                                               $     --      $ 13,320      $  1,055
         Unearned stock-based compensation relating to Series D warrant
          grant to strategic stockholders                                                   --         2,507            --
         Unearned stock-based compensation relating to common stock
          warrant grant to strategic stockholders                                           --        11,299            --
         Accretion of Series A mandatorily redeemable convertible preferred stock           --            52           192
         Accretion of Series B mandatorily redeemable convertible preferred stock           --           187           525
         Issuance of common stock in exchange for stockholder notes receivable              --           633            --
         Conversion of convertible notes into convertible preferred stock             $     --      $     --      $    150

                   The accompanying notes are an integral part of these consolidated financial statements.

IMPROVENET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation

            Nature of the business

            ImproveNet, Inc. ("ImproveNet" or the "Company") (formerly Netelligence, Inc.) was incorporated in California in January 1996 and reincorporated in Delaware in September 1998. The Company is a source for home improvement information and services on the Internet. Through its ImproveNet.com and ImproveNetPro.com Web sites, matching services and targeted advertising, the Company is creating a national marketplace for home improvement products and services in which homeowners, service providers and suppliers of home improvement products and related services benefit from an organized and efficient online flow of information and communication. The Company generates quality job leads for architects, designers and contractors, or service providers, from interested homeowners within their geographic area using its proprietary matching service. The Company's online features are complemented by personal assistance from a professional staff of personal project advisors and regional and area managers who offer support throughout each phase of the home improvement process.

            Formation and Basis of Presentation

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

            In March 2000, the Company completed the initial public offering ("IPO") of its common stock. Pursuant to this offering, a total of 2,760,000 shares of common stock were sold at the IPO price of $16.00 per share, generating total net proceeds of approximately $39.7 million. Upon completion of the Company's IPO, all outstanding convertible preferred stock was converted into common stock on a share for share basis. Additionally, warrants to purchase convertible preferred stock were converted to warrants to purchase an equivalent number of shares of the Company's common stock.

            The Company has completed several rounds of private equity financing and raised, in its initial public offering, approximately $39.7 million, net of issuance costs, in March 2000. However, the Company has incurred substantial and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2000, the Company incurred a loss from operations of approximately $57.8 million and negative cash flows from operations of $49.3 million. As of December 31, 2000 the Company had an accumulated deficit of approximately $99.8 million. Management expects operating losses and negative cash flows to continue for the foreseeable future. The Company expects that losses will decrease from fiscal year 2000 levels due to new sales initiatives and also operational cost efficiencies, through decreased marketing expenditure and reductions in headcount. Operational cost efficiency restructuring has already been initiated - the Company reduced headcount by 7% in July 2000. If working capital decreases significantly the Company could further reduce expenses by further reductions in headcount. The Company has $31.6 million of cash and cash equivalents at December 31, 2000 and management believes that the Company has sufficient cash funds to operate for the next 12 months. Failure to generate sufficient revenues, raise additional capital or reduce certain operational discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

Note 2 - Summary of Significant Accounting Policies

Reclassifications

            Certain items have been reclassified to be consistent with current presentation. The reclassifications have no effect on previously disclosed net loss or stockholders' equity.

Principles of consolidation

            The financial statements include the accounts of the Company and its wholly-owned subsidiaries from the date of acquisition. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

            The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents.

Restricted cash

            At December 31, 2000 and 1999, cash balances of approximately $482,000 and $449,000, respectively, were restricted from withdrawal and held by a bank in the form of certificates of deposit. These certificates of deposit serve as collateral supporting standby letters of credit issued to the Company's landlords as security deposits and will not be available until the leases for the Company's facilities expire. Restricted cash is included in other assets in the accompanying consolidated balance sheets.

Fair value of financial instruments

            The reported amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities, approximate fair value due to their short maturities. Based on borrowing rates available to the Company for loans with similar terms, the carrying values of the lines of credit approximate fair value.

Property and equipment

            Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of three to seven years. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the facility lease term or the estimated useful lives of the improvements. Major additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the life of the assets are charged to operations. In the period assets are retired or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss on disposal is included in results of operations.

Goodwill and intangible assets

            Goodwill and intangible assets consists of the excess of purchase price paid over the fair market value of acquired companies and non-compete agreements, which are amortized from the date of acquisition using the straight-line method over the expected period to be benefited, estimated at three to five years. The Company assesses the recoverability of goodwill, as well as other long-lived assets, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires the Company to review the carrying value of an asset for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Valuation of goodwill and intangible assets are reassessed periodically to conform to changes in management's estimates of future performance giving consideration to existing and anticipated economic conditions. Cash flow forecasts used in the evaluation of goodwill and intangible assets are based on trends of historical performance and management's estimate of future performance.

Revenue recognition

            Revenues are derived from two sources: service provider fees and marketing from the Company's Web sites.

Service revenues

            Service revenues include lead fees, win fees and enrollment fees. Lead fees are recognized at the time a homeowner and contractor are matched by the Company and the service provider becomes obligated to pay such fee. Win fees are recognized at the time the service provider or the homeowner notifies the Company that a job has been sold and the service provider becomes obligated to pay such fee. Enrollment fees from service providers are recognized as revenue ratably over the expected period they participate in our contractor matching service, which is initially estimated to be between one and two years. Payments of enrollment fees received in advance of providing services are deferred until the period the services are provided. This deferred revenue is included in current liabilities. The Company establishes a refund reserve and allowance for doubtful accounts at the time of revenue recognition based on the Company's historical experience.

Marketing revenues

            Marketing revenues include the sale of banner, SmartLeads and other Web site advertisements. Currently marketing revenues are comprised of:

            o     Cash advertising; barter advertising; and

            o     Multiyear commercial contracts

            Cash advertising

            Cash advertising revenues generally are derived from short-term advertising contracts in which the Company typically guarantees that a minimum number of impressions will be delivered to its Web site visitors over a specified period of time for a fixed fee. Cash marketing revenues from banner, button and other Web site advertisements are recognized at the lesser of the amount recorded ratably over the period in which the advertising is delivered or the percentage of guaranteed impressions delivered. SmartLeads revenues are also paid for in cash and are recognized when the SmartLeads have been delivered to the customer. Cash marketing is recognized when the Company has delivered the advertising, evidence of an agreement is in place and fees are fixed, determinable and collectible.

            Barter advertising

            Barter advertising revenues come from two distinct contractual sources: short-term barter advertising similar in nature to the Company's cash advertising contracts and multi-year commercial contracts. Barter marketing is recognized in accordance with EITF No.99-17, "Accounting for Advertising Barter Transactions", which was adopted by the Company in 1999. Under EITF No. 99-17, the Company records advertising transactions at fair value only when the Company has an established historical practice of selling similar advertising for cash. The characteristics of the advertising that must be similar include the duration of the display of the advertising, the prominence and positioning of the advertising, the intended audience, the timing of the advertising and its circulation.

            Short-term barter marketing

            Short-term barter marketing revenues results from the exchange by the Company of advertising space on the Company's Web site for reciprocal advertising space on Web sites of third parties. Marketing revenues and sales and marketing expenses arising from these transactions are recorded at fair value as the Company has an established historical practice of receiving cash for similar short-term marketing. Sales and marketing expenses arising from these barter transactions are recognized when the Company's advertisements are delivered on the reciprocal Web site which is typically in the same period in which advertisements are delivered on the Company's Web site.

            Multi-year commercial contracts

            Commencing in September 1999, the Company has entered into multi-year commercial marketing contracts, some of which are with related parties. These commercial contracts generally provide for a fixed annual fee, an advertising or branding package that includes a mix of buttons, banners, SmartLeads and other marketing or branding services, including Find-A-Contractor or Powered by ImproveNet, plus a continuous presence, as defined, on the Company's Web sites. These commercial contracts are for periods ranging between 2 and 12 years, including renewal options. These commercial contracts also include cooperative marketing arrangements under which the Company is obligated to fund, as defined, co-operative branding expenditures on television and in the print media, with or on behalf of the commercial party. Most commercial contracts provide for the Company to spend 50% to 100% of the fees the Company expects to receive. In return, the Company expects to receive significant marketing and branding benefits including better advertising rates, stronger brand recognition, and access to customer databases, direct mail inserts and marketing resources - all designed to generate more traffic to its sites and jobs to its proprietary matching services.

            As the Company does not have an established historical practice of selling advertising for cash for similar multi-year commercial contracts, the Company has not assigned any value to the exchange of services or barter element of these transactions and accordingly, the Company has not recorded either revenue or sales and branding expense for the barter element. However, some of these multi-year commercial contracts do generate an overall net cash component to the Company, and in these cases, the Company has recorded revenue based on the cash received or receivable under the contract, net of the obligation, if any, to reimburse the commercial party for the cooperative branding and other marketing services. These revenues are recognized over the term of the commercial contract once marketing and other services have been delivered to the commercial party and collection of the resulting net receivable is deemed probable.

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

Business Risk and Concentration of Credit Risk

            We operate in the Internet industry which is rapidly evolving and intensely competitive.

            The Company's cash, cash equivalents and restricted cash are held with major financial institutions and such deposits exceed federally insured limits.

            The Company's customers consist of homeowners, service providers and suppliers of home improvement products and related services within the United States of America. The Company performs ongoing credit evaluations of its customers' financial condition. The Company does not require collateral. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. During the year ended December 31, 2000, three customers accounted for more than 10% of net accounts receivable and during the year ended December 31, 1999, two customers accounted for more than 10% of net accounts receivable. Each of these customers have reciprocal marketing agreements with the Company where we have agreed to purchase advertisements from the customer in amounts from 75% to 100% of the revenues earned from the customer.

Product Development Costs

            Product development costs are expensed as incurred by the Company. Costs incurred in the design, creation and maintenance of content, graphics and user interface of the Company's Web sites are expensed as incurred in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Advertising

            The Company recognizes advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs." As such, the Company expenses advertising costs as the services are provided. Advertising expenses totaled $18.4 million, $15.9 million, and $761,000 during the years ended December 31, 2000, 1999, and 1998, respectively.

Business segments

            The Company follows SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue segments of the entity for which this information is available and is utilized by the chief operating decision maker. The Company conducts its business within one business segment primarily within the United States of America. Revenues from customers outside of the United States of America were insignificant for all periods presented in the accompanying consolidated statements of operations.

Income taxes

            Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Comprehensive loss

            The Company follows SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There was no difference between the Company's net loss and its comprehensive loss for any of the periods presented in the accompanying consolidated statements of operations.

Stock-based compensation

            The Company follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue accounting for stock-based compensation issued to employees using APB No. 25, "Accounting for Stock Issued to Employees," and, accordingly, pro forma disclosures required under SFAS No. 123 have been presented (see Note
8). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. Stock options and warrants for stock issued to non-employees have been accounted for in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

            The Company presents stock-based compensation expense as a separate line item in its consolidated statements of operations, except to the extent that it represents a rebate of revenue and is applied against marketing revenue.

            In connection with the granting of stock options to employees and certain non-employees, the Company has recorded stock-based compensation which is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the related options on an accelerated basis. The amortization of the remaining deferred stock-based compensation at December 31, 2000 will result in additional charges to operations through the year ended December 31, 2003. Future compensation charges would be reduced if any employee terminates employment prior to the expiration of the option vesting period. During the year ended December 31, 2000, certain employees terminated their employment with the Company. As a result, $1,400,000 of previously recognized stock-based compensation expense associated with unvested options was reversed. Additionally, the unamortized portion of the deferred stock-based compensation charges relating to these terminated employees in the amount of $1,100,000 was reversed, with a corresponding adjustment to additional paid-in-capital.

Net Loss Per Common Share

            Basic net loss per common share is calculated by dividing net loss by the average number of outstanding common shares during the period. Diluted net loss per common share is calculated by adjusting the average number of outstanding common shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method. For all fiscal years presented, potentially dilutive convertible preferred stock, stock options and warrants were excluded from the calculation of diluted net loss per common share, as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

            In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities: Deferral of the effective date of FASB Statement No. 133. An amendment of FASB Statement 133, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. We do not expect the adoption of FAS No. 133 to have a material impact on our financial position or results of operations.

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB"). No. 101, "Revenue Recognition in Financial Statements." SAB 101 discusses certain generally accepted accounting principles regarding revenue recognition in financial statements, including the specification of certain criteria that should be met before revenue is recognized. These criteria include: persuasive evidence that a arrangement exists, delivery has occurred or services have been rendered, the sellers price to the buyer is fixed or determinable, and collectibility is reasonably assured. In March 2000, the SEC issued SAB No. 101A, "Amendment:
Revenue Recognition in Financial Statements," and SAB No. 101B, "Second
Amendment: Revenue Recognition in Financial Statements," to defer for the effective date of implementation of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, with earlier application encouraged. We adopted SAB No. 101, as amended, in the quarter ended December 31, 2000. The adoption of SAB No. 101, as amended, has not had a material effect on our financial position or results of operations.

Note 3 - Balance Sheet Components

Prepaid expenses

                                                             December 31,
                                                             ------------
                                                        2000               1999
                                                        ----               ----
                                                             (in thousands)
Prepaid marketing expenses                             $1,721             $  595
Other prepaid expenses                                    568                546
                                                       ------             ------
                                                       $2,289             $1,141
                                                       ------             ------

            Prepaid marketing expenses consist of payments made in advance for online and offline advertising for services to be delivered in the following year.

Property and equipment

                                                             December 31,
                                                             ------------
                                                         2000             1999
                                                         ----             ----
                                                             (in thousands)
Computer equipment                                      $ 2,390         $ 1,060
Software                                                    371              30
Furniture, fixtures and other equipment                   1,849             726
Leasehold improvements                                      817             370
                                                        -------         -------
                                                          5,427           2,186
Less: accumulated depreciation and amortization          (1,166)           (216)
                                                        -------         -------

                                                        $ 4,261         $ 1,970
                                                        -------         -------

Other assets

                                                                December 31,
                                                                ------------
                                                             2000          1999
                                                             ----          ----
                                                                (in thousands)
Goodwill, net of amortization of $247 in 2000
and $38 in 1999                                             $  420        $  629
Non-competition agreements, net of amortization
of $107 in 2000 and $27 in 1999                                 43           123
Deferred IPO professional services fees                         --           352
Restricted cash                                                482           449
Notes receivable from related party, net of
   allowance of $1,261 in 2000                                 239           500
Other assets                                                   108            64
                                                            ------        ------
                                                            $1,292        $2,117
                                                            ------        ------

Accrued liabilities

                                                              December 31,
                                                              ------------
                                                         2000              1999
                                                         ----              ----
                                                              (in thousands)
Accrued payroll costs                                   $2,716            $1,407
Accrued IPO professional services fees                      --               398
Other accrued liabilities                                1,254             1,528
                                                        ------            ------
                                                        $3,970            $3,333
                                                        ------            ------

NOTE 4 - Acquisitions

    On September 9, 1999, the Company completed the acquisition of all the assets and business of Contractor Referral Services, LLC ("CRS"), which operated a toll-free telephone contractor referral service. The total acquisition cost was $650,000 and consisted of a cash payment of $550,000 and a holdback of $100,000 retained by the Company. The acquisition was accounted for using the purchase method. Accordingly, the results of operations for CRS have been included in the Company's consolidated statement of operations only from the date of acquisition. At December 31, 1999, the $100,000 holdback was included in other long-term liabilities as it is not payable until 2001.

    The purchase price was allocated to the acquired assets based on fair values as follows (in thousands):




Accounts receivable and other assets........................  $ 64
Licensing right.............................................   125
Non-competition agreement...................................    50
Goodwill....................................................   411
                                                              ----
  Total.....................................................  $650
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

     The purchase price was allocated to the acquired assets and liabilities based on fair value as follows (in thousands):

Current liabilities.........................................  $  (107)
Non-competition agreement...................................      100
Goodwill....................................................      256
                                                              -------
  Total.....................................................  $   249
                                                              =======


Note 5 - Commitments and Contingencies

Operating leases

            In June 1999, the Company entered into a seven-year lease agreement for another office facility in Redwood City, California. Total future minimum lease payments for the new facility totaled $3,871,000 at the date the agreement was signed. Under the terms of the leases, the Company provided letters of credit as security deposits. In September 1999, the Company assumed the lease obligation of an office facility in Santa Ana, California in connection with the purchase of Consolidated Referred Service. The term of the lease is three years. Total future minimum lease payments totaled $66,284 at the date the lease obligation was assumed. In September 1999, the Company entered into a five-year lease agreement for an office facility in Fort Lauderdale, Florida. Total future minimum lease payments totaled $556,000 at the date the agreement was signed. In May 2000, the Company entered into a five-year lease agreement for an office facility in Camarillo, California. Total future minimum lease payments for the new facility totaled $706,000 at the date the agreement was signed.

            Future minimum lease payments under non-cancelable operating leases subsequent to December 31, 2000 are as follows (in thousands):

Year Ending December 31,
2001                                                                      $  970
2002                                                                         880
2003                                                                         825
2004                                                                         794
2005                                                                         639
Thereafter                                                                   402
                                                                          ------
                                                                          $4,510
                                                                          ------

Rent expense in the years ended December 31, 2000, 1999, and 1998 totaled $1,025,000, $383,000, and $80,000, respectively.

Sales and Marketing Agreements

            The Company has entered into a number of agreements with Internet media companies to purchase online advertising and linkages. The Company expenses the amounts as sales and marketing expenses ratably over the respective terms of the agreements.

         In September 1999, the Company began entering into marketing package agreements under which the Company will exchange marketing services for marketing services with investors in Series D and Series E convertible preferred stock. The minimum future payments under sales and marketing and multi-year commercial contracts as of December 31, 2000 are as follows (in thousands):

Year Ending December 31,
2001                                                                     $ 6,728
2002                                                                       5,079
2003                                                                         356
2004                                                                         352
                                                                         -------
                                                                         $12,515
                                                                         =======

Note 6 - Convertible Preferred Stock

            Upon closing of the Company's IPO in March 2000, each share of outstanding convertible preferred stock was converted automatically into one share of common stock. Under the Company's Certificate of Incorporation, as amended on closing of the Company's IPO, the Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value. The Company has no present plans to issue any shares of preferred stock.

Note 7 - Common Stock

            In fiscal 2000 the Company raised $39.7 million, net of issuance costs, from an IPO of 2,760,000 shares of common stock.

            The Company has not declared or paid cash dividends as of December 31, 2000.

            In December 1999, certain employees exercised stock options to purchase 650,381 shares of the Company's common stock at the weighted average exercise price of $0.99. Under the terms of the options, the Company has the right to repurchase the unvested shares of common stock at the original issue price. In the event the employees terminate their employment with the Company, the repurchase rights lapse 90 days after the date of termination. At December 31, 1999, 630,416 shares of common stock were subject to repurchase rights. As consideration for the exercise of these options, the Company accepted promissory notes in the amount of $633,000 from certain officers and employees. These non-recourse promissory notes accrued interest at a rate of 6.2% per annum, and were payable in full in 2002. During 2000, promissory notes of $77,000 were exchanged for common stock. In October 2000, the board of directors approved the forgiveness of the remaining promissory notes in the amount of $556,000 plus interest of $26,000 from certain officers and employees in connection with their exercise of stock options. As a result of the forgiveness of the promissory notes, an additional expense of $582,000 was recorded in the year ended December 31, 2000.

Note 8 - Stock Options

1996 Stock Option Plan

            Under the Company's 1996 Stock Option Plan, as amended, the Company may issue incentive stock options or non-statutory stock options to purchase up to 2,700,000 shares of common stock. Incentive stock options may be granted to employees at exercise prices not lower than fair market value at the date of grant, as determined by the Board of Directors. Non-statutory stock options may be granted to employees, directors and consultants, at exercise prices not lower than 85% of fair market value at the date of grant, as determined by the Board of Directors. The Board also has the authority to set the term of the options up to a maximum of ten years. Options granted generally vest over four years. Unexercised options expire three months after termination of employment with the Company.

1999 Equity Incentive Plan

            The Company's Board of Directors adopted the 1999 Equity Incentive Plan (the "Incentive Plan") on December 3, 1999 under which 1,300,000 shares have been reserved for issuance. The number of shares reserved under the Incentive Plan will automatically increase on January 1 of each year by the lesser of 5% of the total number of shares outstanding or 1,300,000 shares. The Board of Directors implemented a program of automatic option grants to each non-employee director such that each non-employee director will receive options to purchase 20,000 shares of common stock upon commencement of service as a director, which will vest monthly over three years and 5,000 shares annually thereafter, which will vest monthly over twelve months.

Employee Stock Purchase Plan

            The Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan") on December 3, 1999 under which 300,000 shares have been reserved for issuance. The Purchase Plan was effected upon the effective date of the Company's initial public offering ("IPO"). The number of shares reserved under the Purchase Plan will automatically increase on January 1 of each year by the lesser of an amount equal to 1% of the total number of shares outstanding, or 300,000 shares. Under the Purchase Plan, eligible employees may purchase common stock valued at the lesser of $25,000 or 15% of their compensation. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan defined dates.

A summary of the activity under the plans is set forth below.

                                                  Outstanding Options
                                 --------------------------------------------------------
                                                                                 Weighted
                                    Shares                        Aggregate      Average
                                   Available        Number         Exercise      Exercise
                                   For Grant      of Shares         Price         Price
                                                                 (in thousands)
                                 --------------   ------------   --------------  --------
Balances, January 1, 1998         150,845          444,155        $   52          $  0.12

Additional shares authorized      400,000
Options granted                  (643,000)         643,000           161             0.25
Options exercised                      --          (27,250)           (2)            0.10
Options canceled                  295,937         (295,937)          (50)            0.17
                               ----------       ----------     ---------

Balances, December 31, 1998       203,782          763,968           161             0.21

Additional shares authorized    3,000,000
Options granted                (2,377,302)       2,377,302         7,698             3.24
Options exercised                      --         (930,327)         (782)            0.84
Options canceled                  352,876         (352,876)         (161)            0.46
                               ----------       ----------     ---------

Balances, December 31, 1999     1,179,356        1,858,067         6,916             3.72
                               ----------       ----------     ---------

Options granted                  (710,353)         710,353         5,935             8.36
Options exercised                      --         (117,460)          (39)            0.34
Options canceled                  826,319         (826,319)       (5,220)            6.32
Options canceled to RSGP        1,147,661       (1,147,661)       (5,899)            5.14
                               ----------       ----------     ---------           ------

Balances, December 31, 2000     2,442,983          476,980         1,693           $ 3.55
                               ----------       ----------     ---------           ------


The following table summarizes information with respect to stock options outstanding at December 31, 2000:

                  Options Outstanding                  Options Exercisable
            ------------------------------         --------------------------------
                                Weighted
                                 Average                               Weighted
                                Remaining                              Average
Exercise      Number           Contractual            Number           Exercise
 Price      Outstanding       Life (Years)         Outstanding          Price
--------    -----------       ------------         -----------         ------------
 $0.10           5,834               6.5                  -               $ 0.10
 $0.25         196,739               8.2                2,930             $ 0.25
 $0.44          38,350               9.8                  -               $ 0.44
 $1.50-$1.56    38,233           8.4-9.7               16,229             $ 1.50-$ 1.56
 $2.25-$2.38     3,950           9.2-9.5                  -               $ 2.25-$ 2.38
 $3.94-$4.00    38,927           8.7-9.4                2,458             $ 3.94-$ 4.00
 $6.25-$7.50    81,797           8.7-9.0                4,552             $ 6.25-$ 7.50
 $11.00-$15.00  73,150           9.0-9.2               21,939             $11.00-$15.00
              --------                                 ------
               476,980                                 48,108
              ========                                 ======

Restricted Share Grant Program

            In October 2000, the board of directors of the Company approved a Restricted Share Grant Program ("RSGP"). Under the terms of this program, all employees holding vested and unvested options had the right to exchange their options for shares of the Company's common stock on a predetermined exchange ratio. The total number of shares issued was 886,000. Shares issued in exchange for vested options were fully vested at the date of grant. Shares issued in exchange for unvested shares are restricted and will vest in equal installments every three months over a 15-month period from date of grant. An option holder had to be employed by the Company on the date of grant, which was December 5, 2000, to be eligible to participate in the program. In connection with this program, there was no additional compensation charge or change to the amortization charge.

Fair value disclosures

            The fair value of each option grant has been estimated on the date of grant using the minimum value method with the following assumptions:

                                                                      Years Ended December 31,
                                                           ---------------------------------------------
                                                             2000              1999             1998
                                                             ----              ----             ----
Weighted average fair values                                $  4.09          $  7.06          $2.06
Assumptions:
         Risk-free interest rates                         4.99-6.71%       4.30-5.99%        4.30-5.59%
         Expected lives                                    4 years          4 years           4 years
         Dividend yield                                          --               --             --
         Volatility                                             129%              --             --

            Had compensation cost for the Company's stock option plan been determined based on the fair market values of these stock options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss would have changed to the pro forma amounts as follows (in thousands except per share data):

                                                                      Years Ended December 31,
                                                           ---------------------------------------------
                                                             2000              1999             1998
                                                             ----              ----             ----
Net loss attributable to common stockholders               $(57,784)        $  (36,490)      $   (4,832)
Net loss attributable to common stockholders--pro forma    $(58,772)        $  (36,826)      $   (4,837)
Basic and diluted net loss per common share                $  (3.65)        $   (23.85)      $    (3.49)
Basic and diluted net loss per common share--pro forma     $  (3.71)        $   (24.07)      $    (3.50)

            The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts. Additional awards in future years are anticipated.

Unearned stock-based compensation

            In connection with certain employee and non-employee stock option grants during 1998 and 1999, the Company recorded unearned stock-based compensation totaling $13,835,000, which is being amortized over the vesting periods of the related options, generally four years using the method set out in FASB Interpretation No. 28 ("FIN 28"). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in higher compensation expense in the earlier vesting periods of the related options. Stock based compensation charges associated with employees who terminate their employment with the Company and have unvested options are reversed. Amortization of this stock-based compensation recognized during the years ended December 31, 1998, 1999 and 2000 totaled approximately $326,000, $5 million and $5 million, respectively, and is classified as a separate component of operating expenses in our consolidated statements of operations.

Note 9 - Warrants

            In June 1997, the Company issued warrants to purchase 10,000 shares of common stock at $1.00 per share to members of the Board of Directors. In June 1997, the Company also issued warrants to purchase 95,600 shares of Series A Convertible Preferred Stock to non-employees and warrants to purchase 800 shares of Series A Convertible Preferred Stock to a member of the Board of Directors at $1.00 per share in connection with the Series A financing.

            In March 1998, the Company issued warrants to purchase 47,009 shares of Series B Convertible Preferred Stock to holders of Series B Convertible Preferred Stock in connection with the Series B financing.

            In connection with the Series C Convertible Preferred Stock financing in March 1999, the Company issued a warrant to purchase 47,167 shares of Series C Convertible Preferred Stock as consideration for stock issuance costs. In September 1999, the Company granted a customer and its affiliate warrants to purchase 209,000 and 117,000 shares of Series D Convertible Preferred Stock, respectively, as consideration for sales and marketing expense.

            In connection with the Series E Convertible Preferred Stock financing and the marketing purchase agreements in November and December 1999, the Company issued warrants to the investors to purchase 420,000 shares of common stock at $0.01 per share and 842,596 shares of common stock at $13.50 per share.

            Upon the IPO, the warrants to puchase convertible preferred stock automatically were converted to warrants to purchase common stock of the Company under the same terms.

            During fiscal 2000 warrants to purchase 6,000 and 47,000 shares of Series A and C Convertible Preferred Stock were exercised for cash proceeds of $315,000. An additional 115,000 warrants to purchase Series A and B Convertible Preferred Stock were issued upon IPO. Warrants to purchase 209,000 shares of Series D Convertible Preferred Stock were issued in December 2000.

            The following summarizes the common stock warrants outstanding at December 31, 2000:

                  Number     Exercise      Term
                  of Shares  Price         (years)    Expiration Date
                  ---------  -----         -------    ---------------
                     8,400     $1.00          4       June 30, 2001
                   117,000     $0.01          3       September 9, 2002
                     5,000     $1.00          10      June 16, 2007
                   245,000     $0.01          5       November 23, 2004
                   100,000     $0.01          5       December 6, 2004
                   583,333    $13.50          5       December 6, 2004
                    75,000     $0.01          5       December 12, 2004
                   259,263    $13.50          5       December 12, 2004

            The Company has determined the estimated fair market value of the warrants issued in the years ended December 31, 2000 and 1999 to be nil and $13,806,000, respectively. The Company believes that the fair value of the warrants issued is a more reliable measure than the services received because it has recent issuances of its preferred stock to third party investors to indicate fair value. The fair value of the warrants was estimated using the Black-Scholes model and was charged to operating expenses and stock issuance costs in 1997 and 1998. The fair value of the warrants for Series C convertible preferred stock issued in 1999 was simultaneously recorded in additional paid-in capital and also charged to stock issue costs. The fair value of warrants for Series D convertible preferred stock and for common stock issued in 1999 was approximately $2.5 million and approximately $11.3 million, respectively.

            The amortization of warrant stock-based compensation was $4 million, $517,000, and nil for the years ended December 31, 2000, 1999 and 1998, respectively. The remaining unearned stock-based compensation from preferred and common warrants granted is being charged over the periods of the related co-marketing agreements, which expire between 2001 and 2011 as follows (in thousands):

Year Ending December 31,

2001                                                                      $3,990
2002                                                                       3,717
2003                                                                         334
2004                                                                         223
2005                                                                         152
Thereafter                                                                   871
                                                                         -------
                                                                          $9,299
                                                                         -------

            The fair value of each warrant has been estimated on the date of issuance using the term of the warrant and the following assumptions:

                                                            Years Ended
                                                            December 31,
                                                            ------------
                                                  2000         1999         1998
                                                  ----         ----         ----
Risk-free interest rate                             --         5.87%        5.36%
Expected dividends                                  --           --           --

                                                            Years Ended
                                                            December 31,
                                                            ------------
                                                  2000         1999         1998
                                                  ----         ----         ----
Volatility                                          --          70%          70%

Note 10 - Related Party Transactions

Notes Receivable from Officer

            In May 1999, the Company entered into an employment related promissory note agreement with its Chairman and Chief Executive Officer, Ronald B. Cooper, whereby the Company agreed to loan the officer up to $500,000. The full amount was loaned in August 1999. The note accrues interest at 5.25% per annum and was due and payable on the earlier of the first day of the month following the one-year anniversary of the closing of a firm commitment underwritten public offering of the Company's common stock or within 90 days after the voluntary termination of the officer's employment or the termination of the officer's employment for cause. The note is collateralized by the officer's shares of stock and options to purchase shares of stock. In April 2000, the Company loaned its Chairman and Chief Executive Officer $1.0 million accruing interest at a rate of 6.46% per annum and repayable on the earlier of April 30, 2001 or when the borrower is able to collateralize or borrow on margin using his Company stock. Both loans are collateralized by the stock owned by the borrower. In accordance with FAS 114 "Accounting by Creditors for Impairment of a Loan" in the fourth quarter of 2000, the Company determined that there was an other than temporary decline in the value of the collateral and that the loans were impaired. Accordingly the Company made an allowance of approximately $1.3 million for the impairment.

Strategic Investors Convertible Preferred Stock

            Certain strategic investors who participated in the Company's series D and E convertible preferred stock offerings are also marketing customers of the Company. In connection with purchase of the convertible preferred stock and the consummation of the marketing package agreements, the Company issued warrants to these customers to purchase 326,000 shares of convertible preferred and 1,262,596 shares of common stock.

            The Company entered into multi-year commercial contracts with certain strategic investors, which include cooperative marketing arrangements under which the Company is obligated to fund co-branded advertisements on television and in the print media, with or on behalf of the related commercial party. In the commercial contracts to date, the Company has committed to spend between 50% to 100% of the fees it expects to receive under these commercial contracts with the related commercial party. These commitments are disclosed in
Note 5 to the Notes to the Consolidated Financial Statements.

            The accounts payable and accounts receivable balances due to and from related parties reflects the marketing and co-marketing services provided for and by related parties under the multi-year commercial contracts. These balances are settled by the Company on a gross basis without set-off.

            The Company recognized the following amounts in marketing revenues, sales and marketing expense, accounts receivable and accounts payable under multi-year commercial contracts (in thousands):

==============================================================================================
                                                    Year Ended
                                                 December 31, 2000
----------------------------------------------------------------------------------------------
                           Revenues    Sales and Marketing    Accounts    Accounts Payable and
                           --------          Expense         Receivable    Accrued Liabilities
                                             -------         ----------    -------------------
General Electric and
affiliates                   $  0             $  0              $646              $438
Dow Chemical                 $151             $  0              $119              $ 71
Dupont                       $  0             $  0              $500              $250
Owens Corning                $661             $516              $623              $141
Armstrong                    $180             $  0              $  7              $ 94
Wickes                       $188             $  0              $  0              $  0
==============================================================================================

Note 11 - 401(K) Plan

            The Company has adopted a 401(k) savings plan under which eligible employees may contribute the lesser of 20% of their eligible compensation or the annual limit of $10,500 in 2000. In addition, the Company may make discretionary contributions to the plan, although none has been made in any of the periods presented.

Note 12 - Income Taxes

            At December 31, 2000, the Company had net operating loss carryforwards available to offset future regular and alternative minimum taxable income of approximately $82,673,000 and $38,337,000 for federal and state purposes, respectively. These carryforwards expire between 2005 and 2019, if not utilized before these dates. At December 31, 2000, the Company had approximately $67,000 of federal and $52,000 of state research and development credit carryforwards available to offset future taxable income, which expire in varying amounts beginning in 2013 and indefinitely, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amounts of net operating losses that the Company may utilize in any year include, but are not limited to, a cumulative ownership change of more than 50% as defined, over a three-year period.

            The Company's deferred tax assets and liabilities are as follows (in thousands):

                                                              December 31,
                                                              ------------
                                                          2000            1999
                                                          ----            ----
Deferred tax assets (current):
         Net operating losses                          $ 31,498        $ 11,387
         Accruals and reserves                            1,651           1,980
         Research credits                                   119             119
                                                       --------        --------
                                                         33,268          13,486
                                                       --------        --------
Deferred tax liabilities (non-current):
         Depreciation                                      (191)            (78)
                                                       --------        --------
         Deferred tax liabilities                          (191)            (78)
                                                       --------        --------

Net deferred tax assets                                  33,077          13,408
Valuation allowance                                     (33,077)        (13,408)
                                                       --------        --------
                                                       $     --        $     --
                                                       --------        --------

            Due to uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has placed a valuation allowance against all of its net deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

Note 13 - Segment Information

            The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Through December 31, 2000, foreign operations have not been significant in either revenues or investments in long-lived assets.

            A summary of the Company's revenues by service offering is as follows (in thousands):

                               Year ended           Year ended             Year ended
                           December 31, 2000     December 31, 1999      December 31, 1998
                           -----------------     -----------------      -----------------
Service revenues:
     Lead fees                   $1,221               $  365                 $  74
     Win fees                     2,812                  718                   155
     Other fees                     658                   56                     9
                                 ------               ------                 -----
Total service revenues            4,697                1,139                   238
Marketing revenues                2,757                  926                    20
                                 ------               ------                 -----
Total service and marketing
  revenues                       $7,454               $2,065                 $ 258
                                 ======               ======                 =====

            For the years ended December 31, 2000, 1999 and 1998, no customers represented over 10% of service or marketing revenues.

Note 14 - Subsequent Events (unaudited)

            Effective March 29, 2001, the Company announced a restructuring plan to improve operating efficiencies and to support new revenue growth initiatives. The restructuring plan includes a net workforce reduction of approximately 25%, and plans to consolidate office space in Redwood City, California. The Company estimates severance costs and other transition costs to range between $1.5 and $2.0 million during 2001.

            The Company's Board of Directors also authorized a repurchase of up to $2 million of the Company's common stock.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed, April 2, 2001 on its behalf by the undersigned duly authorized.

                                        IMPROVENET, INC.
                                        (Registrant)


                                        By:/s/ Ronald Cooper
                                        ----------------------------------------
                                        Ronald Cooper
                                        Chairman, CEO & President

POWER OF ATTORNEY

      Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints Ronald Cooper and Michael Cribbin, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.


                                        By:/s/ Ronald Cooper
                                        ----------------------------------------
                                        Ronald Cooper
                                        Chairman, CEO & President



                                        By:/s/ Michael Cribbin
                                        ----------------------------------------
                                        Michael Cribbin
                                        VP of Finance (Principal accounting and
                                        financial officer)



                                        By:/s/ Andrew Anker
                                        ----------------------------------------
                                        Andrew Anker
                                        Director



                                        By:/s/ Rhonda Brooks
                                        ----------------------------------------
                                        Rhonda Brooks
                                        Director



                                        By:/s/ Charles Brown
                                        ----------------------------------------
                                        Charles Brown
                                        Director



                                        By:/s/ Garrett Gruener
                                        ----------------------------------------
                                        Garrett Gruener
                                        Director



                                        By:/s/ Alex Knight
                                        ----------------------------------------
                                        Alex Knight
                                        Director



                                        By:/s/ Bob Stevens
                                        ----------------------------------------
                                        Bob Stevens
                                        Director



Date: April 2, 2001

                                                                     Schedule II

              VALUATION AND QUALIFYING ACCOUNTS (In thousands)

                                                                           Additions
                                                   Balance at   -------------------------------------                    Balance
                                                   beginning    Charged to costs     Charged to other                   at end of
Description                                        of period      and expenses          accounts          Deductions      period
-----------                                       ----------    ----------------     ----------------  ---------------- ---------
Allowance for doubtful accounts:
    Year ended December 31, 1998...............     $     3         $     5               $    0              $0         $     8
    Year ended December 31, 1999...............     $     8         $   140               $    0              $0         $   148
    Year ended December 31, 2000...............     $   148         $ 1,372               $    0              $0         $ 1,520
Valuation allowance for deferred tax assets:
    Year ended December 31, 1998...............     $   598         $ 1,570               $    0              $0         $ 2,168
    Year ended December 31, 1999...............     $ 2,168         $11,240               $    0              $0         $13,408
    Year ended December 31, 2000...............     $13,408         $19,669               $    0              $0         $33,077
Allowance for notes receivable from related
  party:
    Year ended December 31, 1999...............     $     0         $     0               $  500              $0         $   500
    Year ended December 31, 2000...............     $   500         $(1,261)              $1,000              $0         $   239