Form 10-Q
period 2001-03-31
IMPROVENET INC
filed 2001-05-15
CIK 1043561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             for the quarterly period ended March 31, 2001.

Or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             for the Transition Period from ___________ to _________.

COMMISSION FILE NUMBER 000-29927

IMPROVENET, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0452868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

YES  ☒   NO  ☐

             The number of shares outstanding of the registrant's common stock, $.001 par value, was 18,181,237 as of April 30, 2001

ImproveNet, Inc.

Form 10-Q

For the Quarter Ended March 31, 2001

Index

PART I  FINANCIAL INFORMATION

Item 1   Financial Statements:

             Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000

             Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000

             Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000

             Notes to Condensed Consolidated Financial Statements

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3  Quantitative and Qualitative Disclosures About Market Risk

PART II  OTHER INFORMATION

Item 1   Legal Proceedings

Item 2  Changes in Securities and Use of Proceeds

Item 3   Defaults upon Senior Securities

Item 4   Submission of Matters to a Vote of Security Holders

Item 5   Other Information

Item 6  Exhibits and Reports on Form 8-K

SIGNATURES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMPROVENET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	MARCH 31, 2001	DECEMBER 31, 2000
	(UNAUDITED)

Assets
Current assets:
Cash and cash equivalents	$22,083	$31,565
Accounts receivable, net of allowances of $1,632 in 2001 and $1,525 in 2000	2,597	2,309
Prepaid expenses	1,586	2,289

Total current assets	26,266	36,163

Property and equipment, net	3,159	4,261
Other assets	1,373	1,292

Total assets	$30,798	$41,716

Liabilities & Stockholders' Equity
Current liabilities:
Accounts payable	$2,130	$2,796
Accrued liabilities	2,812	3,970
Accrual for restructuring	1,222	-
Deferred revenue	147	249

Total current liabilities	6,311	7,015

Long-term liabilities	108	99

Total liabilities	6,419	7,114

Stockholders' equity
Common stock, $0.001 par value:
Authorized: 100,000,000 shares
Issued and outstanding: 18,181 shares in 2001 and 18,016 shares in 2000	18	18
Additional paid-in capital	146,266	146,334
Unearned stock-based compensation	(10,363)	(11,999)
Accumulated deficit	(111,542)	(99,751)

Total stockholders' equity	24,379	34,602

Total liabilities and stockholders' equity	$30,798	$41,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPROVENET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	THREE MONTHS ENDED MARCH 31,
	2001	2000
	(UNAUDITED)	(UNAUDITED)
Revenues

Service revenues	$1,138	$782
Marketing revenues	473	510

Total revenues	1,611	1,292

Cost of revenues
Cost of service revenues (excludes stock-based compensation of $125 in 2001 and $244 in 2000)	1,277	1,007
Cost of marketing revenues (excludes stock-based compensation of $51 in 2001 and $88 in 2000)	136	47

Total cost of revenues	1,413	1,054

Gross profit	198	238

Operating expenses:
Sales & marketing (excludes stock-based compensation of $1,090 in 2001 and $1,872 in 2000)	6,381	10,464

Product development (excludes stock-based compensation of $0 in 2001 and $46 in 2000)	1,057	1,240

General & administrative (excludes stock-based compensation of $143 in 2001 and $461 in 2000)	1,566	1,584
Stock-based compensation	1,409	2,711
Restructuring charge	1,992	-

Total operating expenses	12,405	15,999

Operating loss	(12,207)	(15,761)

Interest income	416	395

Net loss	$(11,791)	$(15,366)

Basic & diluted net loss per share	$(0.67)	$(3.42)

Weighted average shares used in calculating basic and diluted net loss per share	17,672	4,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPROVENET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2001	2000
	(UNAUDITED)	(UNAUDITED)

Cash flows from operating activities:
Net loss	$(11,791)	$(15,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	409	230
Restructuring charges	1,992	-
Allowance for doubtful accounts	107	76
Amortization of stock based compensation	1,409	2,711
Warrant charges amortized	84	84
Notes receivable from related party	(60)	-
Net change in operating assets and liabilities:
Accounts receivable	(395)	(837)
Prepaid expenses	703	(2,418)
Other assets	(1)	308
Accounts payable and accrued liabilities	(1,824)	1,025
Deferred revenue	(102)	59
Other long-term liabilities	-	9

Net cash used in operating activities	(9,469)	(14,119)

Cash flows from investing activities:
Purchase of property and equipment	(38)	(1,268)
Restricted cash	(60)	-

Net cash used in investing activities	(98)	(1,268)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	-	39,075
Proceeds from exercise of stock options	76	35
Payment of long-term debt	9	-

Net cash provided by financing activities	85	39,110

Net (decrease) increase in cash and cash equivalents	(9,482)	23,723

Cash and cash equivalents, beginning of period	31,565	45,291

Cash and cash equivalents, end of period	$22,083	$69,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

             Basis of Presentation

             The accompanying interim condensed consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual condensed consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 2001, results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

             Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the audited condensed consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K filed on April 10, 2001 with the Securities and Exchange Commission. The balance sheet at December 31, 2000 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. Such disclosures are contained in our annual report on Form 10-K.

             The Company has completed several rounds of private equity financing and raised, in its initial public offering, approximately $39.7 million, net of issuance cost, in March 2000. However, the Company has incurred substantial negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2000, the Company incurred a loss from operations of approximately $57.8 million and negative cash flows from operations of $49.3 million. As of March 31, 2001 the Company had an accumulated deficit of approximately $111.5 million.  Management expects operating losses and negative cash flows to continue for the foreseeable future.

             The Company expects that losses will decrease from fiscal year 2000 levels due to new sales initiatives and operational cost efficiencies, through decreased marketing expenditure and reductions in headcount. Operational cost efficiency restructuring has already been initiated - the Company reduced headcount by 7% in July 2000 and further reduced headcount by 25% in March 2001. If working capital decreases significantly the Company could further reduce expenses. The Company has $22.1 million of cash and cash equivalents at March 31, 2001. Failure to generate sufficient revenues, raise additional capital or reduce certain operational discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

2.  NET LOSS PER SHARE

             Basic net loss per share is calculated by dividing net loss by the average number of outstanding shares during the period. Diluted net loss per share is calculated by adjusting the average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method. For all periods presented, potentially dilutive convertible preferred stock, stock options and warrants were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive.

Options to purchase approximately 0.9 million shares and warrants to purchase approximately 1.3 million shares were outstanding as of March 31, 2001.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share follows: (in thousands, except per share amounts):

	Three Months Ended March 31
	2001	2000
Numerator
Net loss attributable to stockholders	$(11,791)	$(15,366)

Denominator
Weighted average shares	18,181	5,038
Weighted average shares subject to repurchase	(509)	(547)
Denominator for basic and diluted calculation	17,672	4,491
Basic and diluted net loss per common share	$(0.67)	$(3.42)

3.  Multi-Year Commercial Contracts

             The Company has entered into multi-year commercial marketing contracts, some of which are with related parties. These commercial contracts generally provide marketing services that include a mix of banners and button advertising, SmartLeads and other marketing services, including FIND-A-CONTRACTOR or POWERED BY IMPROVENET, plus a continuous presence, as defined, on the Company's Web sites for a fixed annual fee. These commercial contracts are for periods ranging between 2 and 12 years, including renewal options. These commercial contracts also include cooperative marketing arrangements under which the Company is obligated to fund, as defined, co-operative marketing expenditures on television and in the print media, with or on behalf of the commercial party. Most commercial contracts provide for the Company to spend 50% to 100% of the fees the Company expects to receive. In return, the Company expects to receive significant marketing benefits including better advertising rates, stronger brand recognition, and access to customer databases, direct mail inserts and marketing resources - all designed to generate more traffic to its sites and jobs to its proprietary matching services.

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

As a result, for the three months ended March 31, 2001, the Company has not recognized revenue of $403,000 which represents $84,000 of warrant stock-based compensation amortization and $319,000 for the barter element amounts of these commercial contracts. For the three months ended March 31, 2000, the Company has not recognized revenue of approximately $700,000 which represents $84,000 of warrant stock-based compensation amortization and approximately $616,000 for the barter element amounts of these commercial contracts.

4.  Segment Information

The Company currently operates in a single business segment as there is only one measurement of profitability for its operations.  Through March 31, 2001, foreign operations have not been significant in either revenues or investments in long-lived assets.

A summary of the Company’s revenue by service offerings is as follows (in thousands):

	Three Months Ended March 31
	2001	2000
Service revenues:
Lead fees	$336	$268
Win fees	704	347
Other fees	98	167
Total service revenues	1,138	782
Marketing revenue	473	510
Total service and marketing revenues	$1,611	$1,292

For the three month periods ended March 31, 2001 and 2000, no customers represented over 10% of service or marketing revenues.

5.  Comprehensive Loss

             The Company follows SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There was no difference between the Company's net loss and its comprehensive loss for any of the periods presented in the accompanying condensed consolidated statements of operations.

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

6.  RELATED PARTY TRANSACTIONS

Notes Receivable from Officer

             In May 1999, the Company entered into an employment related promissory note agreement with its Chairman and Chief Executive Officer, Ronald B. Cooper, whereby the Company agreed to loan the officer up to $500,000. The full amount was loaned in August 1999. The note accrues interest at 5.25% per annum and is due and payable on the earlier of April 1, 2002 or within 90 days after the voluntary termination of the officer's employment or the termination of the officer's employment for cause. The note is collateralized by the officer's shares of stock and options to purchase shares of stock. In April 2000, the Company loaned its Chairman and Chief Executive Officer $1.0 million accruing interest at a rate of 6.46% per annum and repayable on the earlier of April 30, 2002 or when the borrower is able to collateralize or borrow on margin using his Company stock. Both loans are collateralized by the stock owned by the borrower. In accordance with FAS 114 "Accounting by Creditors for Impairment of a Loan", these notes receivable are valued at the market value of the stock held as collateral. At March 31, 2001, the value of the stock held increased by $60,000.

7.  RESTRUCTURING ACCRUAL

The restructuring charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the restructuring initiative is executed.

The activity impacting the accrual for restructuring charges during 2001 are summarized in the table below:

(in thousands)	Balance at December 31, 2000	Charges to Operations in three months ended March 31, 2001	Charges Utilized in three months ended March 31, 2001	Balance at March, 31, 2001
Facilities	$-	$593	$-	$593
Workforce reductions	-	629	-	629
Asset write-downs	-	770	-	770

Total	-	$1,992	-	$1,992

60 employees were terminated as part of the restructure as of April 1, 2001.  These employees were primarily sales and administrative staff.  No termination benefits have been charged against the liability as the termination occurred post quarter end.

The March 31, 2001 accrual for restructuring and merger-related charges is classified within the balance sheet as follows:

(in thousands)
Accrual for restructuring charges	$1,222
Property, plant and equipment, net	770
$1,992

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion and analysis should be read with our condensed consolidated financial statements and notes included elsewhere in this Report on Form 10-Q. The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Report on Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Report on Form 10-Q. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "Business Risks" below as well as those discussed elsewhere.

OVERVIEW

             Our business started in January 1996 as a regional contractor matching service, and we spent most of 1996 and 1997 building our service provider database, developing new services and technology, recruiting personnel and raising capital. We launched our Web site and homeowner/service provider matching service on a national scale in August 1997. In December 1998, we began selling Web site advertising, including SmartLeads services, a way for suppliers of home improvement products to send targeted messages about their products, including product promotions, to homeowners at the time of purchase, as well as to our network of service providers. In March 1999, we began to hire our new senior management team, including our chief executive officer. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999, these entities were integrated into our operations during the course of calendar year 2000. In November 1999, we launched our customized Web site, www. ImproveNetPro.com, for our network of service providers. In March 2000, we completed our IPO.  From January through June 2000 we spent substantial amounts primarily on marketing and other marketing related activities, as well as the development and expansion of our service and operations infrastructure. In July 2000 we had a reduction in force, reducing our staff by approximately 7%. Additionally, in March 2001 we restructured our operations, resulting in a staff reduction of 25% and we intend closing our main facility in Redwood City, California. During the final two quarters of the year 2000 our operating expenses (including cost of revenues) decreased by 22% in the third quarter and another 16% in the fourth quarter, but excluding the non-cash write-down of notes receivable. We expect operating expenses to decline for the entire calendar year 2001 as compared to calendar year 2000.

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

RESULTS OF OPERATIONS

REVENUES

             Our revenues increased to $1.6 million for the three months ended March 31, 2001 from $1.3 million for the three months ended March 31, 2000, an increase of $319,000 or 25%.

             The increase in revenues was attributable to increased service revenues achieved by increased visitors to the ImproveNet site, an increase in the number of job submissions, improved match rate and the continued building of a network of service providers.  The increase was partially offset by a decrease in marketing revenues.

             The following table and discussion highlights our revenues for the three months ended March 31, 2001 and 2000 (in thousands):

	Three Months Ended March 31,
	2001	2000	% Change

Revenues:

Service Revenue	$1,138	$782	46%

Marketing Revenue	473	510	(7%)

Total Revenue	$1,611	$1,292	25%

Service Revenues

             Service revenues increased to $1.1 million for the three months ended March 31, 2001 from $782,000 for the three months ended March 31, 2000, an increase of $356,000 or 46%.

             In calendar year 2000, and for calendar year 2001 through March 21, 2001, the win fees that we charged to our service providers depend on project size and range from 2% to 10% of the estimated cost of the job, up to a maximum of $995 per job. Effective March 22, 2001, the win fees we charge our service providers depend on project size and range from 1% to 10% of the estimated cost of the job, without a maximum per job. Effective March 22, 2001, we also reduced lead fees by 20%.   The lead fee had been standardized at $10 a lead for all jobs in November 1999.  Other fees include an enrollment fee of $90 that we charge each new service provider who passes our quality screens to join our national network.  In calendar year 2000 and prior, we often discounted or waived the enrollment fee.

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

	Three Months Ended March 31,
	2001	2000
	%	%

Lead Fees	30	34
Win Fees	62	44
Other Fees	8	22

Total Service Revenue	100	100

             The revenues we generate from lead and win fees are largely a function of:

•            the number of job submissions;
•            the effectiveness in finding a service provider or match for each job submission;
•            the success of the service provider to win a job; and
•            the amount we charge the service provider for a lead or a win.

The following table provides information on some of our key business metrics (numbers in thousands):

Key Metrics	Three Months Ended March 31,
	2001	2000

Job submissions	35.4	29.5
Matched jobs	23.8	18.1
Won jobs	2.5	1.8

Matched jobs as a % of job submissions	67.2%	61.4%

Won jobs as a % of job submissions	7.1%	6.1%

             Revenues from new service provider enrollment fees are recognized as revenue ratably over the expected period they participate in our contractor matching service, which is initially estimated to be one year. Revenues from premium service fees to homeowners are recognized at the time the service is provided.

Marketing Revenues

             Marketing revenues decreased to $473,000 for the three months ended March 31, 2001 from $510,000 for the three months ended March 31, 2000, a decrease of $37,000 or 8%.

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

             Revenues from banner, button and other branding are largely a function of:

•            the number of Web pages that we serve;
•            the percentage of those pages on which we are able to sell advertisements; and
•            the amount we charge per advertisement.

             Advertisers pay us to display their banner, button and other advertisements on the Web pages we serve when a user is visiting our Web sites. Our marketing revenues historically have been derived from short-term advertising contracts based on either a guaranteed minimum number of impressions or a fixed fee per thousand impressions. We anticipate that these advertising revenues will remain flat or decline during 2001 as advertisers demand better monetary terms for the same number of impressions or more impressions for the same dollar amounts.

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

             SmartLeads are also paid for in cash and revenues are recognized when the SmartLeads have been delivered to the customer. Cash advertising is recognized when we have delivered the advertising, evidence of an agreement is in place and fees are fixed, determinable and collectible. Cash advertising decreased to $48,000 for the three months ended March 31, 2001 from $205,000 for the three months ended March 31, 2000, a decrease of $157,000 or 77%.  This decline is reflective of the slowdown in internet advertising spending.

Barter Advertising

             Barter advertising comes from multi-year commercial contracts. Barter advertising is recognized in accordance with EITF No. 99-17, "Accounting for Advertising Barter Transactions", which we adopted in 1999. Under EITF No. 99-17, we record advertising transactions at fair value only when we have an established historical practice of selling similar advertising for cash. The characteristics of the advertising that must be similar include the duration of the display of the advertising, the prominence and positioning of the advertising, the intended audience, the timing of the advertising and its circulation.

             For the three months ended March 31, 2001, we did not recognize revenue of $403,000 which represents $84,000 of warrant stock-based compensation amortization, and $319,000 for the barter element amounts of these commercial contracts. For the three months ended March 31, 2000, the Company did not recognize revenue of approximately $700,000 which represents $84,000 of warrant stock-based compensation amortization, and $616,000 for the barter element amounts of these commercial contracts.

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

             We do not have an established historical practice of selling advertising for cash for similar multi-year commercial contracts, we have not assigned any value to the exchange of services or barter element of these transactions and accordingly, we have not recorded either revenue or sales and branding expense for the barter element. However, some of these multi-year commercial contracts do generate an overall net cash component, and in these cases we have recorded revenue based on the cash received or receivable under the contract, net of the obligation, if any, to reimburse the commercial party for the cooperative branding and other marketing services. These revenues are recognized over the term of the commercial contract once advertising and other services have been delivered to the commercial party and collection of the resulting net receivable is deemed probable. Revenue from multi-year commercial contracts, net of warrant charges, totaled $425,000 for the three months ended March 31, 2001, and $305,000 for the three months ended March 31, 2000.

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

             Total revenues may be analyzed as follows (in thousands):

	Three Months Ended March 31,
	2001	2000

Service revenues	$1,138	$782

Marketing revenues	876	1,210

Less: Amounts invoiced and accrued under multi-year commercial contracts with related parties	(319)	(616)

Less: Amortization of warrant stock-based compensation	(84)	(84)
Total marketing revenues	473	510
Total revenues	$1,611	$1,292

OPERATING EXPENSES

Cost of Revenues

             Our cost of revenues increased to $1.4 million for the three months ended March 31, 2001 from $1.1 million for the three months ended March 31, 2000, an increase of $359,000 or 34%.

             Cost of revenues consists of payroll and related costs and occupancy, telecommunications and other administrative costs for our project services group, which is responsible for all phases of our proprietary matching services and includes our project advisors. In addition, cost of revenues includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation. We anticipate that our cost of revenues will remain constant or decline during the remainder of 2001, as compared to year 2000 as we plan to leverage our existing infrastructure.

Cost of Service Revenues

             Our cost of service revenues increased to $1.3 million for the three months ended March 31, 2001 from $1.0 million for the three months ended March 31, 2000, an increase of $270,000 or 27%.

             The increase in cost of service revenues is largely attributable to our investment in the expansion and staffing of our project services infrastructure to support volume increases in traffic and jobs to our site. In addition, the increase in cost of service revenues was a result of facilities and office expenses related to the full build-out, started in the first quarter of 2000 and completed in July 2000, of our second support center located in Camarillo, California.

Cost of Marketing Revenues

             Our cost of marketing revenues increased to $136,000 for the three months ended March 31, 2001 from $47,000 for the three months ended March 31, 2000, an increase of $89,000 or 189%.

             Cost of marketing revenue includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation. The increase in cost of marketing revenue was primarily attributable to the growth in staffing, services and equipment required to maintain the Web site operations.

Sales and Marketing

             Our sales and marketing expense decreased to $6.4 million for the three months ended March 31, 2001 from $10.5 million for the three months ended March 31, 2000, a decrease of $4.1 million or 39%.

             Our sales and marketing expense includes all of our online and offline direct marketing and advertising, public relations and trade show expenses. Sales and marketing expenses also include payroll and related costs, support staff expenses, travel costs and other general expenses of our marketing, professional services and partnership services departments.

             The decrease in sales and marketing expenses was primarily attributable to a decline in online and offline brand advertising.

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

Product Development

Our product development expenses decreased to $1.1 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000, a decrease of $83,000 or 15%.

             Our product development costs include the payroll and related costs of our editorial and technology staff, fees for contract content providers, other costs of Web site design and new technologies required to enhance the performance of our Web sites.

             The decrease in product development expenses were primarily attributable to decreased payroll and related costs and decreased usage of contract content providers. A major portion of product development costs for the first half of 2000 was attributable to a major new product and service that has been terminated. We expect a decline in our product development expenses during 2001, as compared to year 2000 due to the termination of the previously mentioned new product and service initiative and that we have completed most of our major development efforts.

General and Administrative

             Our general and administrative expenses were nearly identical at $1.6 million for the three months ended March 31, 2000 and 2001.

             Our general and administrative expenses include payroll and related costs and travel, recruiting, professional and advisory services and other general expenses for our executive, finance and human resource departments.

Stock-based Compensation

             Our stock-based compensation expenses decreased to $1.4 million for the three months ended March 31, 2001 from $2.7 million for the three months ended March 31, 2000, a decrease of $1.3 million or 48%.

             In connection with certain employee and non-employee stock option grants during 1998 and 1999, we recorded unearned stock-based compensation totaling $13.8 million, which is being amortized over the vesting periods of the related options, generally four years using the method set out in FASB Interpretation No. 28 ("FIN 28"). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in higher compensation expense in the earlier vesting periods of the related options. Stock based compensation charges associated with employees who terminate their employment with us and have unvested options are reversed.

Interest Income

             Our interest income increased to $416,000 for the three months ended March 31, 2001 from $395,000 for the three months ended March 31, 2000, an increase of $21,000 or 5%.

             The increase in interest income is attributable to an increase in our average invested cash balances. We expect a decline in our interest income during the remainder of 2001 due to the expected decline in our cash and cash equivalents balances during the year 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

             Cash and cash equivalents totaled $22.1 million at March 31, 2001 a decrease of $9.5 million or 30% from $31.6 million at December 31, 2000. Most of the decrease primarily came from the $9.5 million cash used in operating activities which largely reflected our net loss for the period.

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

             Net cash used in operating activities was $9.5 million in the three months  ended March 31, 2001, a decrease of $4.6 million from $14.2 million for the three months ended March 31, 2000, primarily due to decrease in our net loss as a result of our restructuring late 2000 and 2001, where operating expenditures reduced significantly.

             Net cash used in investing activities was $98,000, a decrease of $1.2 million from $1.3 million in the periods ended March 31, 2001 and 2000 due to the focus of the business in restructuring operations in 2001, and necessary decreases in capital expenditures.  Net cash used in investing activities was a result of purchase of property and equipment related to upgrading the leased facilities at our Oddstad Road facility in Redwood City, which will be our headquarters location during the second quarter of 2001.

             Net cash provided by financing activities has decreased by $39 million from $39 million to $82,000 in the periods ended March 31, 2000 and 2001 due to the issuance of common stock in the period ended March 31, 2000.

             Our capital requirements depend on numerous factors, including the success of our strategies for generating revenues and the amount of resources we devote to operating activities, including sales, marketing and brand promotion and investments in our technology. Our expenditures have substantially increased since inception as our operations and staff have grown. Based on the realignment of our resources, we expect a decrease in most of our operating expenses categories detailed above for the year 2001 as compared to year 2000. Additionally, we expect our capital expenditures for 2001 to decrease significantly. We do expect to experience ongoing operating losses for the foreseeable future. We currently anticipate that our operating expenses, primarily sales and marketing expenditures, and payroll and related costs will constitute a significant use of our current cash resources.

             Our limited operating history and operating losses have limited our ability to obtain vendor credit or extended payment terms and bank financing on favorable terms; accordingly, we depend on our cash and cash equivalent balances to fund our operations.

             We currently believe that our available cash resources will be sufficient to meet our anticipated needs for operations and capital expenditures.  We will strive to make ongoing realignments, as required, to achieve positive cash flow with our existing cash resources. We restructured our operations and we have reduced our headcount during the year ended December 31, 2000 and also in the quarter ended March 31, 2001, as well as subsequent to the quarter end. We are additionally decreasing our marketing expenditures to assist us in maintaining our available cash resources. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire complementary businesses, services or technologies. If we raise additional funds by selling equity securities, the percentage ownership of our stockholders will be reduced. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund expansion, react to competitive pressures, or take advantage of unanticipated opportunities would be substantially limited. If this occurred, our business would be significantly harmed. We will continue to evaluate our needs for funds based on our assessment of access to public or private capital markets and the timing of our need for funds. Although we have no present intention to conduct additional public equity offerings, we may seek to raise these additional funds through private or public debt or equity financings.

RISK FACTORS THAY MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This document contains certain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "anticipates', "believes", "continue", "could", "estimates", "expects", "intends", "plans", "potential", "predicts", "should" or "will" or the negative of these terms or other comparable terminology which are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the Company's Annual Report on Form 10-K.

We have large accumulated losses, we expect future losses, and we may not achieve or maintain profitability.

             We have incurred substantial losses and used substantial cash to support our operations as we have expanded our sales and marketing programs, funded the development of our services, promoted our Web sites and matching service and expanded our operations infrastructure. As of March 31, 2001, our accumulated loss was approximately $111.5 million. We expect our expenditures on sales and marketing activities, support field services and the development of new products, services and technologies to continue at a reduced rate, as we restructured our business in March 2001. This restructuring included headcount reductions of approximately 25%. We will continue to lose money unless we significantly increase our revenues. We cannot predict when, if ever, we will operate profitably.

We are an early stage company and we have recently restructured our business to offer new services. As a result, we have a limited history, which makes it difficult to evaluate our business.

             We were incorporated in January 1996; however, we did not begin offering home improvement services on the Internet until August 1997. In December 1998, we began selling Web site advertising. Until March 1999, we focused primarily on building our network of service providers and refining our matching services processes. In March 1999, we hired our Chief Executive Officer and commenced recruiting our senior management. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. In November 1999, we launched our customized Web site for service providers. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999. We experienced reductions in force in July 2000. In the second half of 2000 we significantly reduced our marketing expenditures. In March 2001, we announced the restructuring. On April 1, 2001, we had a reduction in force of approximately 60 people. As a result, we have a limited history upon which you can evaluate our business and the performance of our senior management team. Furthermore, even if our business is successful, we may change our business to enter into new business areas, including areas in which we do not have extensive experience.

If we are unable to maintain our Nasdaq National Market listing, the liquidity of our common stock would be seriously limited.

             On January 4, 2001, we received a Nasdaq Staff Determination indicating that we have failed to comply with the minimum bid price requirement for continued listing, and are subject to delisting from the Nasdaq National Market. We are scheduled for a hearing before the Nasdaq Qualifications Panel on May 24, 2001, to review the staff determination. We can not assure you that Nasdaq Qualification Panel will decide to allow us to remain listed or that our actions will prevent the delisting of our common stock. We will not be notified until the Nasdaq Qualification Panel makes a formal decision. Until then, our shares will continue to trade on the Nasdaq National Market. In the event our shares are delisted from the Nasdaq National Market, we will attempt to have our common stock traded on the NASD over-the-counter Bulletin Board. If our common stock is delisted, it would seriously limit the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could seriously harm our business.

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

             If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we will need to raise additional funds to fund brand promotions, develop new or enhanced services or respond to competitive pressures. We cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able, among other things, to:

• develop or enhance our services;

• develop or acquire new technologies, products or businesses;

• expand operations in the United States or internationally;

• hire, train and retain employees; or

• respond to competitive pressures or unanticipated capital requirements.

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

             California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of acute power shortages, which occur when power reserves for the State of California fall below 1.5%, California has on occasion implemented, and is likely in the future to continue to implement, rolling blackouts throughout the state. If blackouts interrupt the power supply of our hosting provider, we would be subject to reduced access to our Web sites. Additionally, we currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply or that of our hosting provider. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. This could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

             We do not hold derivative financial instruments as of March 31, 2001, and have never held such instruments in the past. In addition, we had no debt instruments outstanding as of March 31, 2001. We currently transact all of our revenues, which are all traded in the United States in U.S. dollars.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

             From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, we are not engaged in any material legal proceedings.

Item 2.  Changes In Securities and Use of Proceeds

             On March 15, 2000, we commenced the initial public offering of 2,760,000 shares of common stock, par value $.001 per share, at a price of $16.00 per share in firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration Nos. 333-92873 and 333-32618), which the United States Securities and Exchange Commission declared effective on March 15, 2000. Credit Suisse First Boston, Robertson Stephens and E*Offering were the lead underwriters for the offering.

             Of the $44.2 million in aggregate proceeds we raised in the offering, $3.1 million was paid to underwriters in connection with the underwriting discount, and approximately $1.4 million was paid by us in connection with offering expenses, printing fees, filing fees, legal fees and accounting fees.

             Prior to the public offering, we had cash and cash equivalents of $45.3 million at December 31, 1999.  As of March 31, 2000, we had cash and cash equivalents of $69.0 million, inclusive of the proceeds of the offering.

             Since March 31, 2000, we have used the proceeds of the offering and proceeds from prior private offerings of approximately $44.6 million for operating activities, and approximately $3.6 million for capital expenditures, offset by cash generated from financing activities.  As of March 31, 2001, we have cash of approximately $22.1 million for operating activities, capital expenditures, as well as for other corporate purposes.

Item 3.  Defaults Upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

             No matters were submitted to a vote of security holders during the first quarter of our fiscal year ended December 31, 2001.

Item 5.  Other Information

             On March 29,2001 ImproveNet announced the Board’s approval of a stock repurchase plan. The plan allows for the purchase of up to $2 million in common stocks.  To date, no purchase have been made.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

Exhibit Number	Description of Document

3.1**	Form of Third Amended and Restated Certificate of Incorporation of the Registrant.

3.2**	Fourth Amended and Restated Certificate of Incorporation of the Registrant.

3.3**	Bylaws of the Registrant.

3.4**	Amended and Restated Bylaws of the Registrant.

4.1**	Specimen Stock Certificate.

4.2**	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4 hereof.

10.1**	Amended and Restated 1996 Stock Option Plan.

10.2**	Form of 1999 Equity Incentive Plan.

10.3**	Form of 1999 Employee Stock Purchase Plan.

10.4**	Commercial Office Lease by and between Florcor I Limited Partnership and the Registrant.

10.5**	Commercial Office Lease by and between Chestnut Bay LLC and the Registrant.

10.6**	Employment agreement by and between the Registrant and Ronald Cooper.

10.16**	Internet-based Service Agreement between the Registrant and Owens Corning dated October 1, 1999.

10.17**	Collaboration Agreement between the Registrant and E.I. du Pont de Nemours and Company dated December 3, 1999.

10.18**	Internet Development, Marketing and Distribution Agreement between the Registrant and General Electric Appliances dated September 10, 1999.

10.19**	Relationship Agreement between the Registrant and Microsoft HomeAdvisor dated December 7, 1999.

10.20**	Agreement between the Registrant and CompleteHome Operations, Inc. dated December 13, 1999.

10.21**	Form of 1996 Stock Option Plan Grant Notice.

10.22**	Form of 1999 Equity Incentive Plan Stock Option Agreement.

10.34**	Promissory Note and Stock Pledge Agreement between ImproveNet, Inc. and Ronald B. Cooper dated April 14, 2000

10.35**	Commercial Office Lease by and between Bennett Center, LLC and the Registrant

**         Previously Filed

(b)        No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended March 31, 2001.

Signatures

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed, May 14, 2001 on its behalf by the undersigned duly authorized.

IMPROVENET, INC.
(Registrant)

By:/s/ Ronald Cooper
Ronald Cooper
Chairman, CEO & President

By:/s/ Michael Cribbin
Michael Cribbin
VP of Finance
(Principal Accounting & Financial Officer)

Date: May 14, 2001