Form 10-Q
period 2001-06-30
IMPROVENET INC
filed 2001-08-14
CIK 1043561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2001.

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Transition Period from ___________ to _________.

COMMISSION FILE NUMBER 000-29927

IMPROVENET, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0452868

(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification Number)

1286 Oddstad Drive, Redwood City, CA 94063
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

YES  ☒   NO  ☐

The number of shares outstanding of the registrant's common stock, $.001 par value, was 17,788,869 as of July 31, 2001

ImproveNet, Inc.

Form 10-Q

For the Quarter Ended June 30, 2001

PART I - FINANCIAL INFORMATION

ITEM 1 . FINANCIAL STATEMENTS

IMPROVENET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	JUNE 30,	DECEMBER 31,
	2001	2000

	(UNAUDITED)

Assets

Current assets:

Cash and cash equivalents	$16,954	$31,565

Accounts receivable net	2,557	2,309

Prepaid expenses	1,051	2,289

Total current assets	20,562	36,163

Property and equipment, net	2,997	4,261

Other assets	1,333	1,292

Total assets	$24,892	$41,716

Liabilities & Stockholders' Equity

Current liabilities:

Accounts payable	$1,776	$2,796

Accrued liabilities	3,011	3,970

Accrual for restructuring	825	-

Deferred revenue	219	249

Total current liabilities	5,831	7,015

Long-term liabilities	116	99

Total liabilities	5,947	7,114

Stockholders' equity

Common stock, $0.001 par value:

Authorized: 100,000 shares

Issued and outstanding: 17,789 shares in 2001 and 18,016 shares in 2000	18	18

Treasury stock 139 shares in 2001, none in 2000	(56)	-

Additional paid-in capital	145,692	146,334

Unearned stock-based compensation	(8,504)	(11,999)

Accumulated deficit	(118,205)	(99,751)

Total stockholders' equity	18,945	34,602

Total liabilities and stockholders' equity	$24,892	$41,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPROVENET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2001	2000	2001	2000

	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenues

Service revenues	$1,827	$1,273	$2,965	$2,055

Marketing revenues	372	746	845	1,256

Total revenues	2,199	2,019	3,810	3,311

Cost of revenues
Cost of service revenues (excludes stock-based compensation of $86 and $211 in 2001 and $113 and $357 in 2000)	1,111	1,309	2,388	2,316

Cost of marketing revenues (excludes stock-based compensation of $32 and $83 in 2001 and $69 and $157 in 2000)	90	128	226	175

Total cost of revenues	1,201	1,437	2,614	2,491

Gross profit	998	582	1,196	820

Operating expenses:
Sales & marketing (excludes stock-based compensation of $1,053 and $2,143 in 2001 and $1,286 and $3,158 in 2000)	4,514	12,496	10,895	22,960

Product development (excludes stock-based compensation of $0 and $0 in 2001 and $(96) and $(5) in 2000)	939	1,904	1,996	3,144

General & administrative (excludes stock-based compensation of $28 and $171 in 2001 and $378 and $839 in 2000)	1,060	2,788	2,626	4,372

Stock-based compensation	1,199	1,750	2,608	4,461

Restructuring Charge	181	-	2,173	-

Total operating expenses	7,893	18,938	20,298	34,937

Operating loss	(6,895)	(18,356)	(19,102)	(34,117)

Interest income	231	830	647	1,225

Net loss	$(6,664)	$(17,526)	$(18,455)	$(32,892)

Basic & diluted net loss per share	$(0.38)	$(1.08)	$(1.05)	$(3.17)

Weighted average shares used in calculating basic and diluted net loss per share
	17,585	16,284	17,613	10,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPROVENET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SIX MONTHS ENDED JUNE 30,

	2001	2000

	(UNAUDITED)	(UNAUDITED)

Cash flows from operating activities:
Net loss	$(18,455)	$(32,892)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	756	610
Loss on disposal of property	5	-
Restructuring charges net of cash expenditures
Reduction in force	218	-
Facilities exit costs	607	-
Asset write-downs	770	-
Allowance for doubtful accounts	132	244
Amortization of stock based compensation	2,608	4,545
Warrant charges amortized	169	84

Notes receivable from related party	(60)	-
Net change in operating assets and liabilities:
Accounts receivable	(381)	(1,596)
Prepaid expenses	1,238	(1,913)
Other assets	2	238
Accounts payable and accrued liabilities	(1,979)	3,537
Deferred revenue	(30)	168
Other long-term liabilities	17	(50)

Net cash used in operating activities	(14,383)	(27,025)

Cash flows from investing activities:
Purchase of property and equipment	(187)	(2,313)
Restricted cash	(61)	(3)
Issuance of note receivable to related party	-	(1,000)

Net cash used in investing activities	(248)	(3,316)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of
offering costs	-	39,075
Proceeds from exercise of stock options/warrants/ESPP	76	344
Payment for treasury stock purchase	(56)	-

Net cash provided by financing activities	20	39,419

Net (decrease) increase in cash and cash equivalents	(14,611)	9,078

Cash and cash equivalents, beginning of period	31,565	45,291

Cash and cash equivalents, end of period	$16,954	$54,369

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

             Basis of Presentation

             The accompanying interim condensed consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual condensed consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

             Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the audited condensed consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K filed on April 10, 2001 with the Securities and Exchange Commission. The balance sheet at December 31, 2000 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. Such disclosures are contained in the Company’s annual report on Form 10-K.

             The Company has completed several rounds of private equity financing and raised, in its initial public offering, approximately $39.7 million, net of issuance cost, in March 2000. However, the Company has incurred substantial negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2000, the Company incurred a loss from operations of approximately $57.8 million and negative cash flows from operations of $49.3 million. As of June 30, 2001 the Company had an accumulated deficit of approximately $118.2 million.  Management expects operating losses and negative cash flows to continue for the foreseeable future.

             The Company expects that losses will decrease from fiscal year 2000 levels due to new sales initiatives and operational cost efficiencies, through decreased marketing expenditure and reduced headcount levels. Operational cost efficiency restructuring has already been initiated - the Company reduced headcount by 7% in July 2000 and further reduced headcount by 25% in March 2001. If working capital decreases significantly the Company could further reduce expenses. The Company had $17 million of cash and cash equivalents at June 30, 2001. Failure to generate sufficient revenues, raise additional capital or reduce  operational discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

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

             Options to purchase approximately 1 million shares (2.2 million at June 30, 2000) and warrants to purchase approximately 1.3 million shares (1.6 million at June 30, 2000) were outstanding as of June 30, 2001.

             A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share follows: (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Numerator

Net loss attributable to stockholders	$(6,664)	$(17,526)	$(18,455)	$(32,892)

Denominator
Weighted average shares	17,912	16,725	18,128	10,882

Weighted average shares subject to repurchase	(327)	(441)	(515)	(494)

Denominator for basic and diluted calculation	17,585	16,284	17,613	10,388

Basic and diluted net loss per share	$(0.38)	$(1.08)	$(1.05)	$(3.17)

3.  Multi-Year Commercial Contracts

             The Company has entered into multi-year commercial marketing contracts, some of which are with related parties. These commercial contracts generally provide marketing services that include a mix of banners and button advertising, SmartLeads and other marketing services, including FIND-A-CONTRACTOR or POWERED BY IMPROVENET, plus a continuous presence, as defined, on the Company's Web sites for a fixed annual fee. These commercial contracts are for periods ranging between 2 and 12 years, including renewal options. These commercial contracts also include cooperative marketing arrangements under which the Company is obligated to fund, as defined, co-operative marketing expenditures on television and in the print media, with or on behalf of the commercial party. Most commercial contracts provide for the Company to spend 50% to 100% of the fees the Company expects to receive. In return, the Company expects to receive significant marketing benefits including better advertising rates, stronger brand recognition, and access to customer databases, direct mail inserts and marketing resources - all designed to generate more traffic to the Company’s sites and jobs to its proprietary matching services.

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

             As a result, for the three months ended June 30, 2001, the Company did not recognize revenue of $474,000 which represents $84,000 of warrant stock-based compensation amortization and $390,000 for the barter element amounts of these commercial contracts. For the three months ended June 30, 2000, the Company did not recognize revenue of approximately $719,000 which represents $84,000 of warrant stock-based compensation amortization and approximately $635,000 for the barter element amounts of these commercial contracts. Additionally, for the six months ended June 30, 2001, the Company did not recognize revenue of  $887,000 which represents $169,000 of warrant stock-based compensation amortization and approximately $708,000 for the barter element amounts of these commercial contracts. For the six months ended June 30, 2000, the Company did not recognize revenue of approximately $1.42 million which represents $168,000 of warrant stock-based compensation amortization and approximately $1.25 million for the barter element amounts of these commercial contracts.

4.  Segment Information

             The Company currently operates in a single business segment as there is only one measurement of profitability for its operations.  Through June 30, 2001, foreign operations have not been significant in either revenues or investments in long-lived assets.

A summary of the Company’s revenue by service offerings is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Service revenues:

Lead fees	$348	$369	$811	$637
Win fees	1,401	866	1,978	1,336
Other fees	78	38	176	82

Total service revenues	1,827	1,273	2,965	2,055
Marketing revenue	372	746	845	1,256

Total service and marketing revenues	$2,199	$2,019	$3,810	$3,311

For the three and six month periods ended June 30, 2001 and 2000, no customers represented over 10% of service or marketing revenues.

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

Recent Accounting Pronouncements

             In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.  SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002.   The Company is currently assessing the impact of FAS 141 and 142 on its financial statements.

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

7.  Restructuring Accrual

             In March 2001 the Company announced a restructuring plan to reduce costs and improve  productivity which resulted in a restructuring charge in the first quarter of 2001 of $1,992,000 and $181,000 in the second quarter.

             Of the total restructuring charge, $629,000 relates to employee termination benefits.  The company terminated approximately 55 employees as at April 1, 2001.  At the end of the second quarter $411,000 of the termination benefits had been paid with the remainder relating to senior personnel who have deferred termination benefits spread over a six month period.  This resulted in a remaining liability of $218,000 at June 30, 2001 which is expected to be fully utilized in the third quarter.

             The Company has downsized its facilities in Northern California in order to increase efficiencies.  The restructuring charge of $774,000 in the first quarter and $181,000 in the second quarter relate to exit facility costs and the calculation is based on current market conditions with this amount being reviewed by management on a quarterly basis.  After subtracting rental payments made during the quarter of $167,000 the balance at the end of the second quarter is $607,000.

             Under the plan the company took a charge in the first quarter of $770,000, net of salvage value, for the write-down of assets included in property, plant and equipment.  These assets primarily included office furniture and equipment .

             The restructuring charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the restructuring initiative is executed.

The activity impacting the accrual for restructuring charges during 2001 are summarized in the table below:

	Balance at December 31, 2000	Charges to Operations in three months ended March 31, 2001	Charges Utilized in three months ended March 31, 2001	Balance at March 31, 2001	Charges to Operations in three months ended June 30, 2001	Charges Utilized in three months ended June 30, 2001	Balance at June 30, 2001

(In thousands)

Facilities	$-	$593	$-	$593	$181	$167	$607
Workforce reductions	-	629	-	629	-	411	218
Asset write-downs	-	770	-	770	-	770	-

Total	$-	$1,992	$-	$1,992	$181	$1,348	$825

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

OVERVIEW

             Our business started in January 1996 as a regional contractor matching service, and we spent most of 1996 and 1997 building our service provider database, developing new services and technology, recruiting personnel and raising capital. We launched our Web site and homeowner/service provider matching service on a national scale in August 1997. In December 1998, we began selling Web site advertising, including SmartLeads services, a way for suppliers of home improvement products to send targeted messages about their products, including product promotions, to homeowners at the time of purchase, as well as to our network of service providers. In March 1999, we began to hire our new senior management team, including our chief executive officer. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999, these entities were integrated into our operations during the course of calendar year 2000. In November 1999, we launched our customized Web site, www. ImproveNetPro.com, for our network of service providers. In March 2000, we completed our IPO.  From January through June 2000 we spent substantial amounts primarily on marketing and other marketing related activities, as well as the development and expansion of our service and operations infrastructure. In July 2000 we had a reduction in force, reducing our staff by approximately 7%. Additionally, in March 2001 we restructured our operations, resulting in a staff reduction of 25% and we closed our largest facility in Redwood City, California. We expect operating expenses to decline for the entire calendar year 2001 as compared to calendar year 2000.

             We generate substantially all of our revenues from service provider referral services, marketing packages and advertisements placed on our Web site. We generate service revenues primarily in the form of lead fees and win fees from our service providers and, to a much lesser extent, other fees for the enrollment of service providers and premium service fees from homeowners. We generate marketing revenues from the sale of banner, button and other advertising on our Web sites, and from the sale to suppliers of SmartLeads generated from the traffic of homeowners visiting our Web sites and from the sale of Find-A-Contractor or Powered by ImproveNet products in commercial agreements. Our marketing revenues generally come from suppliers of home improvement products.

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

RESULTS OF OPERATIONS

REVENUES

             Our revenues increased to approximately $2.2 million for the three months ended June 30, 2001 from approximately $2 million for the three months ended June 30, 2000, an increase of $180,000 or 9%. For the six months ended June 30, 2001, revenues increased to approximately $3.8 million as compared to approximately $3.3 million for the six months ended June 30, 2000, an increase of $499,000 or 15%.

             The increase in revenues was attributable to increased service revenues achieved by increased visitors to the ImproveNet site, an increase in the number of job submissions, improved match rate and the continued building of a network of service providers.  The increase was partially offset by a decrease in marketing revenues.

          The following table and discussion highlights our revenues for the three and six months ended June 30, 2001 and 2000 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2001	2000	% Change	2001	2000	% Change

Revenues:

Service revenue	$1,827	$1,273	44%	$2,965	$2,055	44%
Marketing revenue	372	746	-50%	845	1,256	-33%

Total revenues	$2,199	$2,019	9%	$3,810	$3,311	15%

Service Revenues

             Service revenues increased to approximately $1.8 million for the three months ended June 30, 2001 from approximately $1.3 million for the three months ended June 30, 2000, an increase of $554,000 or 44%. For the six months ended June 30, 2001, revenues increased to approximately $3 million as compared to approximately $2.1 million for the six months ended June 30, 2000, an increase of $910,000 or 44%.

             Through March 21, 2001, we charged our service providers a win fee of 2% to 10% of the estimated cost of a job, up to a maximum of $995 per job.  Since March 22, 2001, we have charged 1% to 10% of the estimated cost of a job, without a maximum win fee per job. Effective March 22, 2001, we also reduced lead fees by 20% to $8 from $10 a lead for all.  Other fees include an enrollment fee of $90 that we charge each new service provider who passes our quality screens to join our national network.  Prior to 2001, we often discounted or waived the enrollment fee.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	%	%	%	%

Lead Fees	19	29	27	31
Win Fees	77	68	67	65
Other Fees	4	3	6	4

Total Service Revenue	100	100	100	100

          The revenues we generate from lead and win fees are largely a function of:

•            the number of job submissions;
•            the effectiveness in finding a service provider or match for each job submission;
•            the success of the service provider to win a job; and
•            the amount we charge the service provider for a lead or a win.

The following table provides information on some of our key business metrics (numbers in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Key Metrics

	2001	2000	2001	2000

Job submissions	31.3	35.0	69.9	65.0
Matched jobs	20.5	27.0	45.7	45.0
Won jobs	3.2	3.0	6.0	5.2

Matched jobs as a % of job submissions	65.4%	77.0%	65.3%	70.0%

Won jobs as a % of job submissions	10.3	10.0%	8.6%	8.0%

Marketing Revenues

             Marketing revenues decreased to $372,000 for the three months ended June 30, 2001 from $746,000 for the three months ended June 30, 2000, a decrease of $374,000 or 50%. For the six months ended June 30, 2001, revenues decreased to $845,000 as compared to $1.3 million for the six months ended June 30, 2000, a decrease of $411,000 or 33%.

             We generate marketing revenues from the sale of banner, button and other advertising on our Web sites, and from the sale to suppliers of SmartLeads generated from the traffic of homeowners visiting our Web sites and from the sale of Find-A-Contractor or Powered by ImproveNet products in commercial agreement products and services. In the 2nd quarter of 2001, we launched our Pro Partners contract and marketing program, in which we provide sales and marketing services to our network of service providers for which we are paid a fee based upon their purchases. Our marketing revenues generally come from suppliers of home improvement products.

             We anticipate that advertising revenues will remain flat or decline during 2001 as internet advertising spending slows and advertisers demand better monetary terms for the same number of impressions or more impressions for the same dollar amounts. We anticipate that revenues from the Pro Partners contract and marketing program will provide significant additional revenue during the remainder of 2001.

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

             SmartLeads are also paid for in cash and revenues are recognized when the SmartLeads have been delivered to the customer. Cash advertising is recognized when we have delivered the advertising, evidence of an agreement is in place and fees are fixed, determinable and collectible. Cash advertising decreased to $42,000 for the three months ended June 30, 2001 from $212,000 for the three months ended June 30, 2000, a decrease of $170,000 or 81%. For the six months ended June 30, 2001, cash advertising decreased to $90,000 as compared to $417,000 for the six months ended June 30, 2000, a decrease of $327,000 or 79%. This decline is reflective of the slowdown in internet advertising spending.

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

             For the three months ended June 30, 2001, we did not recognize revenue of $474,000 which represents $84,000 of warrant stock-based compensation amortization, and $390,000 for the barter element amounts of these commercial contracts. For the three months ended June 30, 2000, the Company did not recognize revenue of approximately $719,000 which represents $84,000 of warrant stock-based compensation amortization, and $635,000 for the barter element amounts of these commercial contracts. Additionally, for the six months ended June 30, 2001, the Company did not recognize revenue of  $877,000 which represents $169,000 of warrant stock-based compensation amortization and approximately $708,000 for the barter element amounts of these commercial contracts. For the six months ended June 30, 2000, the Company did not recognize revenue of approximately $1.42 million which represents $168,000 of warrant stock-based compensation amortization and approximately $1.25 million for the barter element amounts of these commercial contracts.

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

          We do not have an established historical practice of selling advertising for cash for similar multi-year commercial contracts, we have not assigned any value to the exchange of services or barter element of these transactions and accordingly, we have not recorded either revenue or sales and branding expense for the barter element. However, some of these multi-year commercial contracts do generate an overall net cash component, and in these cases we have recorded revenue based on the cash received or receivable under the contract, net of the obligation, if any, to reimburse the commercial party for the cooperative branding and other marketing services. These revenues are recognized over the term of the commercial contract once advertising and other services have been delivered to the commercial party and collection of the resulting net receivable is deemed probable. Revenue from multi-year commercial contracts, net of warrant charges, totaled $324,000 for the three months ended June 30, 2001, and $449,000 for the three months ended June 30, 2000. For six months ended June 30, 2001 and 2000, revenue from multi-year commercial contracts, net of warrant charges, totaled $749,000 and for the six months ended June 30, 2000 revenue totaled $670,000.

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

             Total revenues may be analyzed as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,

		2001	2000	2001	2000

Service revenues		$1,827	$1,273	$2,965	$2,055

Marketing revenues		846	1,465	1,722	2,675

Less:	Amounts invoiced and accrued under multi-year commercial contracts with related parties	(390)	(635)	(708)	(1251)

Less:	Amortization of warrant stock-based compensation	(84)	(84)	(169)	(168)

Total marketing revenues		372	746	845	1,256

Total revenues		$2,199	$2,019	$3,810	$3,311

OPERATING EXPENSES

Cost of Revenues

             Our total cost of revenues decreased to approximately $1.2 million for the three months ended June 30, 2001 from approximately $1.4 million for the three months ended June 30, 2000, a decrease of $236,000 or 16%. For the six months ended June 30, 2001, cost of revenues increased to approximately $2.61 million as compared to approximately $2.49 million for the six months ended June 30, 2000, an increase of $123,000 or 5%.

             Our cost of service revenues decreased to approximately $1.1 million for the three months ended June 30, 2001 from approximately $1.3 million for the three months ended June 30, 2000, a decrease of $198,000 or 15%. For the six months ended June 30, 2001, cost of service revenues increased to approximately $2.4 million as compared to approximately $2.3 million for the six months ended June 30, 2000, an increase of $72,000 or 3%.

             Our cost of marketing revenues decreased to $90,000 for the three months ended June 30, 2001 from $128,000 for the three months ended June 30, 2000, a decrease of $38,000 or 30%. For the six months ended June 30, 2001, cost of marketing revenues increased to $226,000 as compared to $175,000 for the six months ended June 30, 2000, an increase of $51,000 or 29%.

             Total cost of revenues consists of payroll and related costs and occupancy, telecommunications and other administrative costs for our project services group, which is responsible for all phases of our proprietary matching services and includes our project advisors. In addition, cost of revenues includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation. The decrease in the cost of revenues is a result of the restructuring in the first quarter of 2001, which reduced payroll and related costs, facilities and related costs, as well as the leveraging of our infrastructure against increased revenues. We anticipate that our cost of revenues will remain constant or decline during the remainder of 2001, as compared to year 2000 as we plan to leverage our existing infrastructure.

Sales and Marketing

             Our sales and marketing expense decreased to $4.5 million for the three months ended June 30, 2001 from $12.5 million for the three months ended June 30, 2000, a decrease of $8.0 million or 64%. For the six months ended June 30, 2001, sales and marketing expense decreased to $10.9 million as compared to $23.0 million for the six months ended June 30, 2000, a decrease of $12.1 million or 53%.

             Our sales and marketing expense includes all of our online and offline direct marketing and advertising, public relations and trade show expenses. Sales and marketing expenses also include payroll and related costs, travel costs and other general expenses of our marketing, professional services and partnership services departments.

             The decrease in sales and marketing expenses was primarily attributable to:

•	Renegotiating or transitioning new or existing agreements from a high fixed cost formula to a variable performance - based formula keyed to won jobs.
•	Reduced online and offline brand advertising spending
•	Reduced staffing-related expenses as a result of our restructuring during the first quarter.

             We fully anticipate that these expenses will decline during 2001, as compared to year 2000 as we plan to leverage our existing infrastructure and to continue the process of negotiating or transitioning agreements from a high fixed cost formula to a variable performance-based formula keyed to won jobs.

Product Development

             Our product development expenses decreased to $939,000 for the three months ended June 30, 2001 from $1.9 million for the three months ended June 30, 2000, a decrease of $965,000 or 51%. For the six months ended June 30, 2001, product development expenses decreased to $2 million as compared to $3.1 million for the six months ended June 30, 2000, a decrease of $1.1 million or 37%.

             Our product development costs include the payroll and related costs of our editorial and technology staff, fees for contract content providers, other costs of Web site design and new technologies required to enhance the performance of our Web sites.

             The decrease in product development expenses were primarily attributable to decreased payroll and related costs and decreased usage of contract content providers. A major portion of product development costs for the first half of 2000 was attributable to a major new product and service that has been terminated. We expect a decline in our product development expenses during 2001, as compared to year 2000 due to the termination of the previously mentioned new product and service initiative and completion of most of our major development efforts.

General and Administrative

             Our general and administrative expenses decreased to $1.1 million for the three months ended June 30, 2001 from $2.8 million for the three months ended June 30, 2000, a decrease of $1.7 million or 62%. For the six months ended June 30, 2001, general and administrative expenses decreased to $2.6 million as compared to $4.4 million for the six months ended June 30, 2000, a decrease of $1.7 million or 40%. The decrease in general and administrative expense is a result of restructuring in the first quarter of 2001.

             Our general and administrative expenses include payroll and related costs and travel, recruiting, professional and advisory services and other general expenses for our executive, finance and human resource departments.

Restructuring costs

             The Company announced a major restructuring to improve operating efficiencies and support new revenue growth initiatives to drive profitability in March 2001 and as such the charge for $629,000 of reduction in workforce costs, $593,000 of facility costs and  $770,000 related to asset write-downs was incurred in the first quarter.

             The company restructuring includes the creation of a new inside sales organization that will provide ongoing support for Improvenet's contractor network. The inside sales team will work alongside of ImproveNet's Personal Project Advisors at ImproveNet's support centers in Ft. Lauderdale, Fla., and Camarillo, Calif., where the Advisors assist homeowners who submit jobs through ImproveNet's more than 370 partners and affiliates.

             During the second quarter $578,000 of costs were charged against the restructuring accrual of which $411,000 related to employee termination costs and the remainder to exit facilities costs.

             An additional $181,000 restructuring charge was incurred in the quarter which related to facility exit costs in Northern California.  Due to the current volatility of the office leasing industry management are reviewing these costs on a quarterly basis.

Stock-based Compensation

             Our stock-based compensation expenses decreased to $1.2 million for the three months ended June 30, 2001 from $1.8 million for the three months ended June 30, 2000, a decrease of $551,000 or 31%. For the six months ended June 30, 2001, stock based compensation expenses decreased to $2.6 million as compared to $4.5 million for the six months ended June 30, 2000, a decrease of $1.9 million or 42%.

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

Interest Income

             Our interest income decreased  to $231,000 for the three months ended June 30, 2001 from $830,000 for the three months ended June 30, 2000, a decrease of $599,000 or 72%. For the six months ended June 30, 2001, interest income decreased to $647,000 as compared to $1.2 million for the six months ended June 30, 2000, a decrease of $578,000 or 47%.

             The decrease in interest income is attributable to a decrease in our average invested cash balances. We expect a decline in our interest income during the remainder of 2001 due to the expected decline in our cash and cash equivalents balances during the year 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

             Cash and cash equivalents totaled $17.0 million at June 30, 2001 a decrease of $14.6 million or 47% from $31.6 million at December 31, 2000. Most of the decrease primarily came from the $14.4 million cash used in operating activities which largely reflected our net loss for the period.

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

             Net cash in operating activities was $14.4 million in the six months ended June 30, 2001, a decrease of $12.6 million from $27 million for the six months ended June 30, 2000, primarily due to decrease in our net loss after adding back noncash stock-based compensation and other charges and an overall decrease in accounts receivable and prepaid expenses partially offset by a decrease in accounts payable and accrued liabilities.

             A result of our restructuring in late 2000 and the first Quarter or 2001, was a significant decrease in the payroll expense and associated cash paid in comparison to the first six months of 2000 as a result of the decrease in average headcount in the period from 276 in 2000 to 228 in 2001.  In addition in the second quarter of 2001 additional resources have been focused on cash collections procedures in order to improve the company's working capital management.

             Net cash used in investing activities was $248,000, a decrease of $3.1 million from $3.3 million in the periods ended June 30, 2001 and 2000 due to the focus of the business in restructuring operations in 2001, and necessary decreases in capital expenditures. Net cash used in investing activities was a result of purchase of property and equipment related to upgrading the leased facilities at our Oddstad Drive location in Redwood City.

             Net cash provided by financing activities has decreased by $39.4 million from $39.4 million to $20,000 in the periods ended June 30, 2000 and 2001 due to the issuance of common stock in the period ended March 31, 2000.

             Our capital requirements depend on numerous factors, including the success of our strategies for generating revenues and the amount of resources we devote to operating activities, including sales, marketing and brand promotion and investments in our technology. Our expenditures have substantially increased since inception as our operations and staff have grown. Based on the realignment of our resources, we expect a decrease in most of our operating expenses categories detailed above for 2001 as compared to 2000. Additionally, we expect our capital expenditures for 2001 to decrease significantly. We do expect to experience ongoing operating losses for the foreseeable future. We currently anticipate that our operating expenses, primarily sales and marketing expenditures, and payroll and related costs will constitute a significant use of our current cash resources.

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

             We have incurred substantial losses and used substantial cash to support our operations as we have expanded our sales and marketing programs, funded the development of our services, promoted our Web sites and matching service and expanded our operations infrastructure. As of June 30, 2001, our accumulated loss was approximately $118.2 million. We expect our expenditures on sales and marketing activities, support field services and the development of new products, services and technologies to continue at a reduced rate, as we restructured our business in March 2001. We will continue to lose money unless we significantly increase our revenues. We cannot predict when, if ever, we will operate profitably.

We are an early stage company and we have recently restructured our business to offer new services. As a result, we have a limited history, which makes it difficult to evaluate our business.

             We were incorporated in January 1996; however, we did not begin offering home improvement services on the Internet until August 1997. In December 1998, we began selling Web site advertising. Until March 1999, we focused primarily on building our network of service providers and refining our matching services processes. In March 1999, we hired our Chief Executive Officer and commenced recruiting our senior management. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. In November 1999, we launched our customized Web site for service providers. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999. We experienced reductions in force in July 2000. In the second half of 2000 we significantly reduced our marketing expenditures. On April 1, 2001, we implemented a restructuring that included a reduction in force of approximately 60 people. As a result, we have a limited history upon which you can evaluate our business and the performance of our senior management team. Furthermore, even if our business is successful, we may change our business to enter into new business areas, including areas in which we do not have extensive experience.

Because we are no longer listed on the Nasdaq National Market, the liquidity of our common stock may be seriously limited.

             On June 29, 2001, we received a Nasdaq Qualification Panel Decision indicating that we have failed to comply with the minimum bid price requirement for continued listing, and were delisted from the Nasdaq National Market. Our stock is currently being traded on the NASDAQ over-the-counter bulletin board, however, we believe that our liquidity will be significantly lower than when it was on the NASDAQ National Market.

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

             The market for our services is intensely competitive, evolving and subject to rapid technological change. To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our online and offline services in order to attract homeowners to our Web site and maintain our service provider network. We expect the intensity of competition to increase in the future. Increased competition may result in changes in our pricing model, fewer homeowners visiting our Web site, service providers leaving our network, less marketing revenue, reduced gross margins and loss of market share, any one of which could significantly reduce our future profitability. In addition, technological barriers to entry are relatively low. As a result, current competitors, including local referral businesses and online referral companies including ServiceMagic.com, OurHouse.com, Bid Express, and Remodel.com, a part of the Homestore.com family of sites and potential competitors such as The Home Depot and Lowe's have launched Web sites similar to ours that could gain broader market acceptance based on content, products and services.

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

             A key element of the growth of our business is the pace at which service providers adopt the ImproveNet matching process. This adoption includes responding to homeowner inquiries on a timely basis, providing a competitive, firm quote to homeowners quickly, and paying the service fees to ImproveNet. We devote significant effort and resources to screening and supporting participating service providers and to developing programs that monitor service providers' job wins and that collect service fees from service providers for these wins. Our inability to screen and support service providers effectively, or the failure of our service providers to respond professionally and in a timely manner to homeowner inquiries, could result in low homeowner satisfaction and harm our business. In addition, the failure of our service providers to win home improvement projects, report their wins to us, or pay us service fees could harm our business.

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

             We depend on our service providers and homeowners to report that they have won a job and pay us our win fee. We rely on personal relationships with our service providers and the incentive to receive future leads from us to encourage service providers to report wins and pay win fees. If service providers do not report wins or pay us win fees, we will lose service revenues and our business will be harmed.

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

             We do not hold derivative financial instruments as of June 30, 2001, and have never held such instruments in the past. In addition, we had no debt instruments outstanding as of June 30, 2001. We currently transact all of our revenues, which are all traded in the United States in U.S. dollars.

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

             Prior to the public offering, we had cash and cash equivalents of $45.3 million at December 31, 1999.  As of June 30, 2000, we had cash and cash equivalents of $54.4 million, inclusive of the proceeds of the offering.

             Since June 30, 2000, we have used the proceeds of the offering and proceeds from prior private offerings of approximately $36.6 million for operating activities, and approximately $1.7 million for capital expenditures, offset by cash generated from financing activities.  As of June 30, 2001, we have cash of approximately $17 million for operating activities, capital expenditures, as well as for other corporate purposes.

Item 3.  Defaults Upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

             The Company's annual meeting of stockholders was held on May 31, 2001 (the "Annual Meeting"). The following matters were considered and voted upon at the Annual Meeting:

(a)	The election of three directors, Andrew Anker, Alex Knight and Robert L. Stevens to hold office until the 2004 annual meeting of stockholders. The votes cast and withheld for such nominees were as follows:

	Votes For	Votes Withheld

Andrew Anker	9,140,098	20,761
Alex Knight	9,140,098	20,761
Robert L. Stevens	9,105,098	55,761

(b)	To ratify the selection of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ended December 31, 2001. Share voting:

For	9,122,671
Against	9,000
Withheld	29,188
Broker non-vote	–

             Based on these voting results, each of the directors nominated was elected and the second matter was approved.

Item 5.  Other Information

             Due to regulatory requirements associated with being delisted, our repurchase program has been suspended.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

Exhibit Number	Description of Document

3.2**	Fourth Amended and Restated Certificate of Incorporation of the Registrant.
3.4**	Amended and Restated Bylaws of the Registrant.

**         Previously Filed
(b)        A current report on 8k was filed with the commission on July 9, 2001, regarding ImproveNet's delisting from the Nasdaq National Market. Signatures

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed, August 14, 2001 on its behalf by the undersigned duly authorized.

IMPROVENET, INC.
(Registrant)

By:/s/ Ronald Cooper

Ronald Cooper
Chairman, CEO & President

Date: August 14, 2001