Form 10-Q
period 2001-09-30
IMPROVENET INC
filed 2001-11-13
CIK 1043561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ___________ to _________.

COMMISSION FILE NUMBER 000-29927

IMPROVENET, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0452868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1286 Oddstad Drive, Redwood City, CA 94063

(Address of principal executive offices)

(650)-839-8752

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

YES   ☒   NO   ☐

The number of shares outstanding of the registrant's common stock, $.001 par value, was 17,324,213 as of October 31, 2001.

ImproveNet, Inc.

Form 10-Q

For the Quarter Ended September 30, 2001

PART I - FINANCIAL INFORMATION

ITEM 1 . FINANCIAL STATEMENTS

IMPROVENET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000
	(UNAUDITED)

Assets

Current assets:
Cash and cash equivalents	$11,974	$31,565
Accounts receivable, net	2,453	2,309
Prepaid expenses	989	2,289

Total current assets	15,416	36,163
Property and equipment, net	1,918	4,261
Other assets	996	1,292

Total assets	$18,330	$41,716

Liabilities & Stockholders' Equity

Current liabilities:
Accounts payable	$2,064	$2,796
Accrued liabilities	1,945	3,970
Accrual for restructuring	1,137	-
Deferred revenue	142	249

Total current liabilities	5,288	7,015
Long-term liabilities	122	99

Total liabilities	5,410	7,114

Stockholders' equity
Common stock, $0.001 par value:
Authorized: 100,000 shares
Issued and outstanding: 17,324 shares in 2001 and 18,016 shares in 2000	18	18
Treasury stock, 139 shares in 2001, and none in 2000	(56)	-
Additional paid-in capital	145,553	146,334
Unearned stock-based compensation	(7,043)	(11,999)
Accumulated deficit	(125,552)	(99,751)

Total stockholders' equity	12,920	34,602

Total liabilities and stockholders' equity	$18,330	$41,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPROVENET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2001	2000	2001	2000
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenues

Service revenues	$1,597	$1,277	$4,562	$3,332
Marketing revenues	325	778	1,170	2,034

Total revenues	1,922	2,055	5,732	5,366

Cost of Revenues
Cost of service revenues (excludes stock-based compensation of $86 and $297 in 2001 and $146 and $503 in 2000)
	1,283	1,409	3,671	3,725
Cost of marketing revenues (excludes stock- based compensation of $33 and $116 in 2001 and $57 and $214 in 2000)

	88	107	314	282

Total cost of revenues	1,371	1,516	3,985	4,007

Gross profit	551	539	1,747	1,359

Operating expenses:

Sales & marketing (excludes stock-based compensation of $1,228 and $3,370 in 2001 and $1,256 and $4,414 in 2000)	3,199	9,759	14,094	32,719

Product development (excludes stock-based compensation of $0 and $0 in 2001 and $6 and $(44) in 2000)	735	1,006	2,731	4,150

General & administrative (excludes stock-based compensation of $12 and $183 in 2001 and $(187) and $652 in 2000)	1,185	2,240	3,811	6,612

Stock-based compensation	1,358	1,278	3,966	5,739
Restructuring charges	1,448	-	3,621	-

Total operating expenses	7,925	14,283	28,223	49,220

Operating loss	(7,374)	(13,744)	(26,476)	(47,861)

Interest income	28	817	675	2,042

Net loss	$(7,346)	$(12,927)	$(25,801)	$(45,819)

Basic & diluted net loss per share	$(0.42)	$(0.79)	$(1.47)	$(3.68)

Weighted average shares used in calculating basic and diluted net loss per share	17,294	16,446	17,503	12,467

The accompanying notes are an integral part of these consolidated financial statements.

IMPROVENET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2001	2000
	(UNAUDITED)	(UNAUDITED)

Cash flows from operating activities:
Net loss	$(25,801)	$(45,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,081	907
Loss on disposal of property	5
Restructuring charges net of cash expenditures
Reduction in force	294	-
Facilities exit costs	843	-
Asset write-downs	1,588	-
Allowance for doubtful accounts	307	792
Amortization of stock based compensation	3,966	5,907
Warrant charges amortized	253	84
Notes receivable from related party	(120)	-
Net change in operating assets and liabilities:
Accounts receivable	(451)	(2,549)
Prepaid expenses	1,300	(2,043)
Other assets	239	474
Accounts payable and accrued liabilities	(2,757)	1,781
Deferred revenue	(107)	104
Other long-term liabilities	23	(39)

Net cash used in operating activities	(19,337)	(40,401)

Cash flows from investing activities:
Purchase of property and equipment	(213)	(3,473)
Restricted cash	(61)	(7)
Issuance of note receivable to related party	-	(1,000)

Net cash used in investing activities	(274)	(4,480)

Cash flows from financing activities:

Proceeds from issuance of common stock, net of offering costs	-	39,075
Proceeds from exercise of stock options/warrants/ESPP	76	566
Payment for treasury stock purchase	(56)	-
Repayment of stockholder notes receivable	-	5
Net cash provided by financing activities	20	39,646

Net decrease in cash and cash equivalents	(19,591)	(5,235)

Cash and cash equivalents, beginning of period	31,565	45,291

Cash and cash equivalents, end of period	$11,974	$40,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPROVENET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Formation and Business of the Company

                Nature of the business

                ImproveNet, Inc. ("ImproveNet" or the "Company") (formerly Netelligence, Inc.) was incorporated in California in January 1996 and reincorporated in Delaware in September 1998. The Company is a source for home improvement services.   The Company generates quality job leads for service providers, including contractors, designers, and architects, from interested homeowners within their geographic area using its proprietary matching service.  In addition, the Company provides marketing services on behalf of home improvements suppliers (including manufacturers, distributors, and financial services companies) who wish to advertise their services to the Company’s service provider and homeowner audiences. On October 15, 2001 the Company launched its Premiere Services program, which offers the consumer the opportunity to have ImproveNet, Inc. to act as the contractor of record for selected remodeling projects.

                Basis of Presentation

                The accompanying interim condensed consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual condensed consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 2001, results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

                Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the audited condensed consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's annual report on Form 10-K filed on April 10, 2001 with the Securities and Exchange Commission derived from audited financial statements. Such disclosures are contained in the Company’s annual report on Form 10-K.

                The Company has completed several rounds of private equity financing and raised, in its initial public offering, approximately $39.7 million, net of issuance cost, in March 2000. However, the Company has incurred substantial negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2000, the Company incurred a loss from operations of approximately $57.8 million and negative cash flows from operations of approximately $49.3 million. As of September 30, 2001 the Company had an accumulated deficit of approximately $125.6 million.  Management expects operating losses and negative cash flows to continue for the foreseeable future.

                The Company expects that losses will decrease from fiscal year 2000 levels due to new sales initiatives and operational cost efficiencies, through decreased marketing expenditures and reduced headcount levels. Operational cost efficiency restructuring has already been initiated - the Company reduced headcount by 7% in July 2000, by 25% in March 2001, and further reduced headcount by another 30% in September 2001.  The Company had approximately $12.0 million of cash and cash equivalents at September 30, 2001. Failure to generate sufficient revenues, raise additional capital or reduce operational discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

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

                Options to purchase approximately 767,000 shares and warrants to purchase approximately 1.3 million shares were outstanding as of September 30, 2001.

                A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share follows: (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Numerator

Net loss attributable to stockholders	$(7,346)	$(12,927)	$(25,801)	$(45,819)

Denominator
Weighted average shares	17,427	16,809	17,892	12,961

Weighted average shares subject to repurchase	(133)	(363)	(389)	(494)

Denominator for basic and diluted calculation	17,294	16,446	17,503	12,467

Basic and diluted net loss per share	$(0.42)	$(0.79)	$(1.47)	$(3.68)

3.  Multi-Year Commercial Contracts

                The Company has entered into multi-year commercial marketing contracts, some of which are with related parties. These commercial contracts generally provide marketing services that include a mix of banners and button advertising, SmartLeads and other marketing services, including FIND-A-CONTRACTOR or POWERED BY IMPROVENET, plus a continuous presence, on the Company's Web sites for a fixed annual fee. These commercial contracts are for periods ranging between 2 and 12 years, including renewal options. These commercial contracts also include cooperative marketing arrangements under which the Company is obligated to spend 50% to 100% of the fees the Company expects to receive.  Cooperative marketing expenditures are incurred on behalf of these commercial parties for principally television and print media.  In return, the Company expects to receive significant marketing benefits including better advertising rates, stronger brand recognition, and access to customer databases, direct mail inserts and marketing resources - all designed to generate more traffic to the Company’s sites and jobs to its proprietary matching services.

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

4.  Segment Information

                The Company currently operates in a single business segment, as there is only one measurement of profitability for its operations.  Through September 30, 2001, foreign operations have not been significant in either revenues or investments in long-lived assets.

A summary of the Company’s revenues by service offerings is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Service revenues:

Lead fees	$298	$421	$1,109	$1,066
Win fees	1,245	792	3,223	2,132
Other fees	54	64	231	133

Total service revenues	1,597	1,277	4,563	3,332
Marketing revenue	325	778	1,170	2,034

Total revenues	$1,922	$2,055	$5,733	$5,366

For the nine month period ended September 30, 2001 one customer represented approximately 12% of total revenues.  No other customers represented over 10% of total revenues.

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

Recent Accounting Pronouncements

                In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill.

                Upon adoption of SFAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. Amortization of goodwill recorded on equity investments would also cease, but this embedded goodwill will continue to be tested for impairment under current accounting rules for equity investments. In addition, we will have adjustments to the equity in net income of affiliates line item to reflect the impact of adopting these new statements on the operations of our equity investments.  We will adopt both statements on January 1, 2002 and are currently evaluating the impact of these statements.

                We have not yet quantified the impact of these statements on the operations of our equity investments. Annual pre-tax amortization expense of our existing and embedded goodwill for 2001 will be approximately $133,000.  During 2002, we will perform the first of the required impairment tests of goodwill as of January 1,2002, and we have not yet determined what the effect of these tests will be on our earnings and financial position. Any impairment resulting from our initial application of the statements will be recorded as a cumulative effect of accounting change as of January 1, 2002.

6.  Related Party Transactions

Notes Receivable from Officer

                In May 1999, the Company entered into an employment related promissory note agreement with its Chairman and Chief Executive Officer, Ronald B. Cooper, whereby the Company agreed to loan the officer up to $500,000. The full amount was loaned in August 1999. The note accrues interest at 5.25% per annum and is due and payable on the earlier of April 1, 2002 or within 90 days after the voluntary termination of the officer's employment or the termination of the officer's employment for cause. The note is collateralized by the officer's shares of stock and options to purchase shares of stock. In April 2000, the Company loaned its Chairman and Chief Executive Officer $1.0 million accruing interest at a rate of 6.46% per annum and repayable on the earlier of April 30, 2002 or when the borrower is able to collateralize or borrow on margin using his Company stock. Both loans are collateralized by the stock owned by the borrower. In accordance with FAS 114 “Accounting by Creditors for Impairment of a Loan", these notes receivable were valued at the market value of the stock held as collateral.

                In July 2001, the Board of Directors determined that it was in the best interests of the Company to settle the two non-recourse loans in order to retain Ronald B. Cooper as President and CEO.  The additional write down of the two non-recourse notes was approximately $178,000 on September 30, 2001 to reflect the fair market value during the period.  In July 2001, ImproveNet, Inc. repurchased all outstanding stock, which had been collateralized against the notes, totaling 400,000 shares with a fair market value of approximately $120,000.  Ronald B. Cooper remains a less than 5% shareholder in ImproveNet, Inc.

7.  Restructuring Accrual

                In March 2001 the Company announced a restructuring plan to reduce costs and improve productivity which resulted in a restructuring charge in the first quarter of 2001 of $1,992,000 and $181,000 in the second quarter.  In September 2001, the Company announced an additional restructuring plan in an effort to reduce costs, which totaled  $1,448,000 and included the additional termination of employees and the closure of its Camarillo facilities located in Southern California.

                Of the total restructuring charge of approximately $3.6 million, $629,000 relates to employee termination benefits related to the first quarter restructuring and $209,000 relates to employee termination benefits for the third quarter restructuring, for a total workforce restructuring charge of $838,000.  The company terminated approximately 55 employees as of April 1, 2001 and 46 additional employees in September 2001.  At the end of the third quarter $545,000 of the termination benefits had been paid.  This resulted in a remaining liability of  $293,000 at September 30, 2001 which is expected to be fully utilized by the first quarter of 2002.

                The Company has downsized its facilities in Northern California in order to increase efficiencies.  The restructuring charge of $593,000 in the first quarter and $181,000 in the second quarter relate to facility exit costs and the calculation is based on current market conditions with this amount being reviewed by management on a quarterly basis.  An additional $421,000 of restructuring charges for both the Camarillo and the Northern California facilities was recorded in the third quarter.  After subtracting rental payments made during the quarter of $167,000 in the second quarter and $184,000 in the third quarter the balance at the end of the third quarter is $844,000.

                Under the restructuring plan the company took a charge of $770,000 and $818,000 net of salvage value, in the first and third quarters, respectively, for the write-down of assets included in property, plant and equipment.  These assets primarily included office furniture and equipment.

                The restructuring charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the restructuring initiative is executed.

The activity impacting the accrual for restructuring charges during 2001 are summarized in the table below:

		Workforce	Asset write-
(In thousands)

Facilities

		reductions	downs	Total

Balance at December 31, 2000	$-	$-	$-	$-

Charges to operations in three months ended March 31, 2001	593	629	770	1,992

Charges utilized in three months ended March 31, 2001	-	-	-	-

Balance at March 31, 2001	593	629	770	1,992

Charges to operations in three months ended June 30, 2001	181	-	-	181

Charges utilized in three months ended June 30, 2001	(167)	(411)	(770)	(1,348)

Balance at June 30, 2001	607	218	-	825

Charges to operations in three months ended September 30, 2001	421	209	818	1,448

Charges utilized in three months ended September 30, 2001	(184)	(134)	(818)	(1,136)

Balance at September 30, 2001	844	293	-	1,137

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

OVERVIEW

                Our business started in January 1996 as a regional contractor matching service, and we spent most of 1996 and 1997 building our service provider database, developing new services and technology, recruiting personnel and raising capital. We launched our Web site and homeowner/service provider matching service on a national scale in August 1997. In December 1998, we began selling Web site advertising, including SmartLeads services, a way for suppliers of home improvement products to send targeted messages about their products, including product promotions, to homeowners at the time of purchase, as well as to our network of service providers. In March 1999, we began to hire our new senior management team, including our chief executive officer. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999, these entities were integrated into our operations during the course of calendar year 2000.  In March 2000, we completed our IPO.  From January through June 2000 we spent substantial amounts primarily on marketing and other marketing related activities, as well as the development and expansion of our service and operations infrastructure. In July 2000 we had a reduction in force, reducing our staff by approximately 7%.  Additionally, in March 2001 we restructured our operations, resulting in a staff reduction of 25% and we closed our largest facility in Redwood City, California.  A further reduction in staff of 29% and the closure of our Camarillo, California facility occurred in September 2001.  We estimate that the cumulative effect of our restructuring activities, in combination with other operating efficiencies, will reduce pro forma annualized operating expenses by more than 35 percent to approximately $19 million in calendar year 2002 versus approximately $30 million in calendar year 2001 and $60 million in calendar year 2000.

                We currently generate the majority of our revenues from service provider referral services, installed sales services, marketing packages and advertisements placed on our Web site. We generate service revenues primarily in the form of lead fees and win fees from our service providers and, to a much lesser extent, other fees for the enrollment of service providers.  We generate installed sales revenue from the fees that we charge home improvement suppliers (primarily Home Depot) to provide labor services when they sell products on an installed basis. We generate marketing revenues from the sale of banner, button and other advertising on our Web sites, and from the sale to suppliers of SmartLeads generated from the traffic of homeowners visiting our Web sites and from the sale of Find-A-Contractor or Powered by ImproveNet products in commercial agreements. Our marketing revenues generally come from suppliers of home improvement products.

                As part of the restructuring initiatives occurring in September 2001 ImproveNet’s field sales team and inside support organization will focus primarily on Premiere Services, which includes Installed Sales for home improvement retailers and Managed Repair of insurance and warranty claims, as well as upcoming new homeowner offerings with extensive project support.

RESULTS OF OPERATIONS

REVENUES

                Our revenues decreased to approximately $1.9 million for the three months ended September 30, 2001 from approximately $2.1 million for the three months ended September 30, 2000, a decrease of $133,000 or 6%. For the nine months ended September 30, 2001, revenues increased to approximately $5.7 million as compared to approximately $5.4 million for the nine months ended September 30, 2000, an increase of $366,000 or 7%.

                The decline in revenues for the 3rd quarter 2001 is primarily due to the overall decline in the market for advertising services.

                The following table and discussion highlights our revenues for the three and nine months ended September 30, 2001 and 2000 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2001	2000	% Change	2001	2000	% Change

Revenues:

Service revenue	$1,597	$1,277	25%	$4,562	$3,332	37%
Marketing revenue	325	778	-58%	1,170	2,034	-42%

Total revenues	$1,922	$2,055	-6%	$5,732	$5,366	7%

Service Revenues

                Service revenues increased to approximately $1.6 million for the three months ended September 30, 2001 from approximately $1.3 million for the three months ended September 30, 2000, an increase of $320,000 or 25%. For the nine months ended September 30, 2001, revenues increased to approximately $4.6 million as compared to approximately $3.3 million for the nine months ended September 30, 2000, an increase of approximately $1.2 million or 37%.  The increase in revenues was attributable to a combination of changes to the Company’s fee structure, and growth in the installed sales revenue.

                Service revenues consists of lead fees that our service providers pay to bid a job, win fees that they pay if they are awarded the job, and enrollment fees that they pay to participate in our network.  The following table details the components of service revenues, based on a percentage of service revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	%	%	%	%

Lead Fees	19	33	24	32
Win Fees	78	62	71	64
Other Fees	3	5	5	4

Total Service Revenue	100	100	100	100

                Lead fee revenues are recognized at the time the service providers and the homeowner are first matched, while win fee revenues are recognized at the time the service provider or the homeowner notifies us that a job has been sold. For both lead fees and win fees, the recognition of revenues coincides with the service providers' obligation to pay us.  Installed sales revenues, which are included in lead fees and win fees are recognized when the service is delivered on behalf of Home Depot, evidence of approval is in place, the project is complete, and the fees are fixed and determinable and collectible.  Revenues from new service provider enrollment fees are recognized as revenue ratably over the expected period they participate in our contractor matching service, which is initially estimated to be one year.

                The revenues we generate from lead and win fees are largely a function of:

•      the number of job submissions;

•      the effectiveness in finding a service provider or match for each job submission;

•      the success of the service provider to win a job; and

•      the amount we charge the service provider for a lead or a win.

The following table provides information on some of our key business metrics (numbers in thousands):

Key Metrics
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Job submissions	28.7	41.7	98.6	106.0
Matched jobs	16.6	31.6	62.3	76.0
Won jobs	2.4	3.2	8.4	8.4

Matched jobs as a % of job submissions	57.8%	76%	63.2%	72%

Won jobs as a % of job submissions	8.4%	7.7%	8.5%	8%

                The decline in job submissions was due primarily to softer economic conditions and the impact of recent world events upon the repair and remodeling industry.  The decrease in matched jobs as a percentage of job submissions reflected reduced availability of our key service providers along with an increased focus on bidding jobs that have higher win rates.  The increase in won jobs as a percentage of job submissions also reflects the focus on bidding jobs with higher win rates as well as the effect of pricing changes.  Specifically, in calendar year 2000, and for calendar year 2001 through March 31, 2001, the win fees that we charged to our service providers depended on project size and ranged from 2% to 10% of the estimated cost of the job, up to a maximum of $995 per job.  Effective March 22, 2001, the win fees we charged our service providers depended on project size and ranged from 1% to 10% of the estimated cost of the job, without a maximum per job.  As of October 15, 2001, additional pricing changes were announced wherein service providers pay an individual lead fee based on the budgeted dollar value of the job.  This lead fee ranges from $10 to $100.  Additionally our service providers pay a fee of 1% (based on actual contract value) for all jobs they win.  The win fee is waived for all jobs with an actual contract value less than $2,500.

Marketing Revenues

                Marketing revenues decreased to $325,000 for the three months ended September 30, 2001 from $778,000 for the three months ended September 30, 2000, a decrease of $453,000 or 58%. For the nine months ended September 30, 2001, revenues decreased to approximately $1.2 million as compared to approximately $2.0 million for the nine months ended September 30, 2000, a decrease of $864,000 or 43%.

                We generate marketing revenues from the sale of banner, button and other advertising on our Web sites, and from the sale to suppliers of SmartLeads generated from the traffic of homeowners visiting our Web sites and from the sale of Find-A-Contractor or Powered by ImproveNet products in commercial agreement products and services. In the 2nd quarter of 2001, we launched our Pro Partners Contractor and marketing program, in which we provide sales and marketing services to our network of service providers for which we are paid a fee based upon their purchases. Our marketing revenues generally come from suppliers of home improvement products.

                We anticipate that advertising revenues will continue to decline during 2001 as internet advertising spending slows and advertisers demand better monetary terms for the same number of impressions or more impressions for the same dollar amounts.  Revenues from the Pro Partners contract and marketing program have not provided significant additional revenue during the remainder of 2001 but are expected to grow in 2002.

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

                SmartLeads are also paid for in cash and revenues are recognized when the SmartLeads have been delivered to the customer. Cash advertising is recognized when we have delivered the advertising, evidence of an agreement is in place and fees are fixed, determinable and collectible. Cash advertising decreased to $14,000 for the three months ended September 30, 2001 from $256,000 for the three months ended September 30, 2000, a decrease of $242,000 or 95%. For the nine months ended September 30, 2001, cash advertising decreased to $103,000 as compared to $673,000 for the nine months ended September 30, 2000, a decrease of $570,000 or 85%. This decline is reflective of the slowdown in advertising spending, particularly on the Internet.

Multi-year Commercial Contracts

                Commencing September 1999, we entered into multi-year commercial contracts, some of which are with related parties. These commercial contracts generally provide for a fixed annual fee, an advertising or branding package that includes a mix of buttons, banners, SmartLeads and other marketing or branding services, including Find-A-Contractor or Powered by ImproveNet, plus a continuous presence, on our Web sites. These commercial contracts are for periods ranging between 2 and 12 years, including renewal options. These commercial contracts also include cooperative marketing arrangements under which we are obligated to fund cooperative branding expenditures on television and in the print media, with or on behalf of the commercial party. Most commercial contracts provide for us to spend 50% to 100% of the fees that we expect to receive. In return, we expect to receive significant marketing and branding benefits including better advertising rates, stronger brand recognition, and access to customer databases, direct mail inserts and marketing resources - all designed to generate more traffic to sites and jobs to proprietary matching services.

                We do not have an established historical practice of selling advertising for cash for similar multi-year commercial contracts, we have not assigned any value to the exchange of services or barter element of these transactions and accordingly, we have not recorded either revenue or sales and branding expense for the barter element. However, some of these multi-year commercial contracts do generate an overall net cash component, and in these cases we have recorded revenue based on the cash received or receivable under the contract, net of the obligation, if any, to reimburse the commercial party for the cooperative branding and other marketing services. These revenues are recognized over the term of the commercial contract once advertising and other services have been delivered to the commercial party and collection of the resulting net receivable is deemed probable. Revenue from multi-year commercial contracts, net of warrant charges, totaled $306,000 for the three months ended September 30, 2001, and $449,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, revenue from multi-year commercial contracts, net of warrant charges, totaled approximately $1.1 million and for the nine months ended September 30, 2000 revenue totaled $670,000.

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

                Total revenues may be analyzed as follows (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2001	2000	2001	2000

Service revenues		$1,597	$1,277	$4,562	$3,332

Marketing revenues		680	1,490	2,402	4,165

Less:	Amounts invoiced and accrued under multi-year commercial contracts with related parties	(271)	(628)	(979)	(1,879)

Less:	Amortization of warrant stock-based compensation	(84)	(84)	(253)	(252)

Total marketing revenues		325	778	1,170	2,034

Total revenues		$1,922	$2,055	$5,732	$5,366

OPERATING EXPENSES

Cost of Revenues

                Our total cost of revenues decreased to approximately $1.4 million for the three months ended September 30, 2001 from approximately $1.5 million for the three months ended September 30, 2000, a decrease of $145,000 or 10%. For the nine months ended September 30, 2001, cost of revenues remained approximately the same at approximately $4.0 million as compared to the nine months ended September 30, 2000.

                Our cost of service revenues decreased to approximately $1.3 million for the three months ended September 30, 2001 from approximately $1.4 million for the three months ended September 30, 2000, a decrease of $126,000 or 9%. For the nine months ended September 30, 2001, cost of service revenues remained approximately the same at $3.7 million as compared to the nine months ended September 30, 2000.

                Our cost of marketing revenues decreased to $88,000 for the three months ended September 30, 2001 from $107,000 for the three months ended September 30, 2000, a decrease of $19,000 or 18%. For the nine months ended September 30, 2001, cost of marketing revenues increased to $314,000 as compared to $282,000 for the nine months ended September 30, 2000, an increase of $32,000 or 11%.

                Total cost of revenues consists of payroll and related costs and occupancy, telecommunications and other administrative costs for our project services group, which is responsible for all phases of our proprietary matching services and includes our project advisors. In addition, cost of revenues includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation.  It also includes subcontractor labor costs for our Installed Sales Services.

                The decrease in the cost of service revenues is a result of the restructuring in the first quarter of 2001, which reduced payroll and related costs, facilities and related costs, as well as the leveraging of our infrastructure against increased revenues somewhat offset by higher subcontractor labor costs.  We anticipate that our cost of service revenues will remain constant or decline during the remainder of 2001.

Sales and Marketing

                Our sales and marketing expense decreased to approximately $3.2 million for the three months ended September 30, 2001 from approximately $9.8 million for the three months ended September 30, 2000, a decrease of approximately $6.6 million or 67%. For the nine months ended September 30, 2001, sales and marketing expense decreased to approximately $14.1 million as compared to approximately $32.7 million for the nine months ended September 30, 2000, a decrease of approximately $18.6 million or 57%.

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

•      Reduced online and offline brand advertising spending, and

•      Reduced staffing-related expenses as a result of our restructuring during the first quarter.

                We fully anticipate that these expenses will continue to decline during 2001, as compared to year 2000 as we plan to leverage our existing infrastructure and to continue the process of negotiating or transitioning agreements from a high fixed cost formula to a variable performance-based formula keyed to won jobs.

Product Development

                Our product development expenses decreased to $735,000 for the three months ended September 30, 2001 from approximately $1.0 million for the three months ended September 30, 2000, a decrease of $271,000 or 27%. For the nine months ended September 30, 2001, product development expenses decreased to approximately $2.7 million as compared to $4.2 million for the nine months ended September 30, 2000, a decrease of approximately $1.5 million or 36%.

                Our product development costs include the payroll and related costs of our editorial and technology staff, fees for contract content providers, other costs of Web site design and new technologies required to enhance the performance of our Web sites.

                The decrease in product development expenses were primarily attributable to decreased payroll and related costs and decreased usage of contract content providers.  We expect product development costs to remain at these levels for the foreseeable future.

General and Administrative

                Our general and administrative expenses decreased to approximately $1.2 million for the three months ended September 30, 2001 from approximately $2.2 million for the three months ended September 30, 2000, a decrease of approximately $1.0 million or 45%. For the nine months ended September 30, 2001, general and administrative expenses decreased to approximately $3.8 million as compared to approximately $6.6 million for the nine months ended September 30, 2000, a decrease of approximately $2.8 million or 42%.  The decrease in general and administrative expense is a result of restructurings.

                Our general and administrative expenses include payroll and related costs and travel, recruiting, professional and advisory services and other general expenses for our executive, finance and human resource departments.  We expect General and Administrative costs to remain at these levels for the foreseeable future.

Restructuring Charges

                During the nine months ended September 30, 2001 the Company has announced two major restructuring initiatives to improve operating efficiencies and support new revenue growth initiatives to drive profitability.  The first was in March 2001 and the second in September 2001.

                This resulted in a charge of $629,000 of reduction in workforce costs, $593,000 of facility costs and $770,000 related to asset write-downs incurred in the first quarter of 2001.

                During the second quarter, $578,000 of costs was charged against the restructuring accrual of which $411,000 related to employee termination costs and the remainder to exit facility costs.  An additional $181,000 restructuring charge was incurred in the quarter, which related to facility costs in Northern California.  Due to the current volatility of the office leasing industry, management is reviewing these costs on a quarterly basis.

                ImproveNet announced an additional restructuring plan in the third quarter of 2001, in an effort to further improve operating efficiencies which resulted in the charge of $209,000 for reduction in workforce costs, $421,000 of facility costs and $818,000 related to asset write-downs.

                During the third quarter, a total of $1,136,000 of costs was charged against the restructuring accrual of which $184,000 related to facility exit costs, $134,000 related to employee termination benefits and the remainder to asset write-downs.

Stock-based Compensation

                Our stock-based compensation expenses increased to approximately $1.4 million for the three months ended September 30, 2001 from approximately $1.3 million for the three months ended September 30, 2000, an increase of $100,000 or 6%. For the nine months ended September 30, 2001, stock based compensation expenses decreased to approximately $4.0 million as compared to approximately $5.7 million for the nine months ended September 30, 2000, a decrease of approximately $1.7 million or 30%.  The decrease is due to the reductions in workforce.

                In connection with certain employee and non-employee stock option grants during 1998 and 1999, we recorded unearned stock-based compensation totaling approximately $13.8 million, which is being amortized over the vesting periods of the related options, generally four years using the method set out in FASB Interpretation No. 28, or "FIN 28".  Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in higher compensation expense in the earlier vesting periods of the related options. Stock based compensation charges associated with employees who terminate their employment with us and have unvested options are reversed.

Interest Income

                Our interest income decreased to $28,000 for the three months ended September 30, 2001 from $817,000 for the three months ended September 30, 2000, a decrease of $789,000 or 97%. For the nine months ended September 30, 2001, interest income decreased to $675,000 as compared to approximately $2.0 million for the nine months ended September 30, 2000, a decrease of approximately $1.3 million or 66%.

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

LIQUIDITY AND CAPITAL RESOURCES

                Cash and cash equivalents totaled approximately $12.0 million at September 30, 2001 a decrease of approximately $19.6 million or 62% from approximately $31.6 million at December 31, 2000. The decrease primarily came from the approximately $23.5 million cash used in operating activities which largely reflected our net loss for the period.

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

                Net cash used in operating activities was approximately $19.3 million in the nine months ended September 30, 2001, a decrease of approximately $21.1 million from approximately $40.4 million for the nine months ended September 30, 2000, primarily due to a decrease in our net loss after adding back noncash stock-based compensation, other charges, an overall decrease in accounts receivable, and prepaid expenses, partially offset by a decrease in accounts payable and accrued liabilities.

                A result of our restructurings,  there has been a significant decrease in the payroll expense and associated cash paid in comparison to the first nine months of 2000 as a result of the decrease in average headcount in the period from 276 in 2000 to 121 in 2001.  In addition, in the third quarter of 2001 additional resources have been focused on cash collections procedures in order to improve our working capital management.

                Net cash used in investing activities was $274,000, a decrease of approximately $4.1 million from approximately $4.5 million in the periods ended September 30, 2001 and 2000, respectively, due to the focus of the business in restructuring operations in 2001, and necessary decreases in capital expenditures. Net cash used in investing activities was a result of purchase of property and equipment related to upgrading the leased facilities at our Oddstad Drive location in Redwood City.

                Net cash provided by financing activities has decreased by approximately $39.6 million from approximately $39.6 million to $20,000 in the nine month periods ended September 30, 2000 and 2001, respectively, due to the issuance of common stock in connection with our initial public offering in the period ended March 31, 2000.

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

                We currently believe that our available cash resources will be sufficient to meet our anticipated needs for operations and capital expenditures for the next 12 months.  We will strive to make ongoing realignments, as required, to achieve positive cash flow with our existing cash resources. We restructured our operations and we have reduced our headcount during the year ended December 31, 2000 and also in the first and third quarters of 2001.  We are additionally decreasing our marketing expenditures to assist us in maintaining our available cash resources. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire complementary businesses, services or technologies. If we raise additional funds by selling equity securities, the percentage ownership of our stockholders will be reduced. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund expansion, react to competitive pressures, or take advantage of unanticipated opportunities would be substantially limited. If this occurred, our business would be significantly harmed. We will continue to evaluate our needs for funds based on our assessment of access to public or private capital markets and the timing of our need for funds. Although we have no present intention to conduct additional public equity offerings, we may seek to raise these additional funds through private or public debt or equity financings.

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

                We have incurred substantial losses and used substantial cash to support our operations as we have expanded our sales and marketing programs, funded the development of our services, promoted our Web sites and matching service and expanded our operations infrastructure. As of September 30, 2001, our accumulated loss was approximately $125.6 million. We expect our expenditures on sales and marketing activities, support field services and the development of new products, services and technologies to continue at a reduced rate, as we restructured our business in March 2001 and in September 2001. We will continue to lose money unless we significantly increase our revenues. We cannot predict when, if ever, we will operate profitably.

We are an early stage company and we have recently restructured our business to offer new services. As a result, we have a limited history, which makes it difficult to evaluate our business.

                We were incorporated in January 1996; however, we did not begin offering home improvement services on the Internet until August 1997. In December 1998, we began selling Web site advertising. Until March 1999, we focused primarily on building our network of service providers and refining our matching services processes. In March 1999, we hired our Chief Executive Officer and commenced recruiting our senior management. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. In November 1999, we launched our customized Web site for service providers. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999. We experienced reductions in force in July 2000. In the second half of 2000 we significantly reduced our marketing expenditures. In the first and third quarters of 2001, we implemented cost restructuring initiatives that included a reduction in force of approximately 106 people. Furthermore, even if our business is successful, we may change our business to enter into new business areas such as our Premeire Services offerings which are in the process of launching into selected geographic regions.  These and other new business initiatives are areas in which we do not have extensive experience.

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

                The market for our services is intensely competitive, evolving and subject to rapid technological change. To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our online and offline services in order to attract homeowners to our Web site and maintain our service provider network. We expect the intensity of competition to increase in the future. Increased competition may result in changes in our pricing model, fewer homeowners visiting our Web site, service providers leaving our network, less marketing revenue, reduced gross margins and loss of market share, any one of which could significantly reduce our future profitability. In addition, technological barriers to entry are relatively low. As a result, current competitors, including local referral businesses and online referral companies including ServiceMagic, HSS, and Homestore and potential competitors such as The Home Depot and Lowe's have launched Web sites similar to ours that could gain broader market acceptance based on content, products and services.

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

                We expect a significant portion of our revenues from our network of service providers in the form of payments for each homeowner referral that we provide to them and for each home improvement project that they win. Our business is highly dependent on homeowners' use of our Web site to find service providers for their home improvement projects so that service providers will achieve a satisfactory return on their participation in the ImproveNet program.

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

                We depend on our service providers and homeowners to report that they have won a job and pay us our win fee. We rely on our relationship with our service providers and the incentive to receive future leads from us to encourage service providers to report wins and pay win fees. If service providers do not report wins or pay us win fees, we will lose service revenues and our business will be harmed.

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

                In addition, we must attract, retain and motivate highly skilled employees. Given the fact that we had major restructurings during March and September 2001, we face significant challenges to retain individuals with the skills required to develop, market and support our services. We may not be able to recruit and retain sufficient numbers of highly skilled employees, and as a result our business could suffer.

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

We could be held liable for general contracting services we perform.

                We could be subject to claims related to general contractor services we provide to homeowners.  Homeowners may bring claims against us for providing general contractor services that, among other things, result in poor workmanship or cause bodily injury or damage to property.  Our existing insurance coverage may not cover all potential claims,  may not adequately cover all costs incurred in defense of potential claims, may not indemnify us for all liability that may be imposed or may not be renewable in future periods or renewable on terms and conditions satisfactory to us.  In addition, claims, with or without merit, would result in diversion of our financial resources and management resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

                The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents in a variety of securities, including both government and corporate obligations and money market funds.

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

                We do not hold derivative financial instruments as of September 30, 2001, and have never held such instruments in the past. In addition, we had no debt instruments outstanding as of September 30, 2001. We currently transact all of our revenues, which are all traded in the United States in U.S. dollars.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

                From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, we are not engaged in any material legal proceedings.

Item 2.    Changes In Securities and Use of Proceeds

                None

Item 3.    Defaults Upon Senior Securities

                None

Item 4.    Submission of Matters to a Vote of Security Holders

                None

Item 5.    Other Information

                Due to regulatory requirements associated with being delisted, our repurchase program has been suspended.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description of Document
10.36	Stock Repurchase Agreement

(b)           A current report on Form 8-K was filed with the Securities and Exchange Commission on July 9, 2001, regarding ImproveNet's delisting from the Nasdaq National Market.

Signatures

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed, November 13, 2001 on its behalf by the undersigned duly authorized.

IMPROVENET, INC.

(Registrant)

By:/s/ Ronald Cooper

Ronald Cooper

Chairman, CEO & President

Date: November 13, 2001