Form 10-K
period 2001-12-31
IMPROVENET INC
filed 2002-04-12
CIK 1043561

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

COMMISSION FILE NUMBER 000-29927

ImproveNet, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0452868 (I.R.S. Employer Identification Number)

1286 Oddstad Drive
Redwood City, CA 94063
(Address of principal executive offices)

(650) 839-8752
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

        YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on March 1, 2002 was approximately $1,039,200. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

        The number of shares outstanding of the registrant's common stock, $.001 par value, was 17,320,004 as of March 1, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10 through 13 are incorporated by reference to our Proxy Statement for the 2002 annual meeting of stockholders to be filed by May 1st, 2002.

ImproveNet, Inc.
Form 10-K
For the Year Ended December 31, 2001

Index

i

PART I

Item 1. Business

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements based on our current expectations about our company and our industry. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate" and other similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors that May Affect Our Results of Operations and Financial Condition" and elsewhere in this report. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Company Overview

        ImproveNet, Inc. is a nationally recognized provider of home improvement services. These services are made up of three major categories: Service provider matching services, marketing services, and home improvement remodeling projects.

Service Provider Matching Services

        Our service provider matching service is the process by which homeowners are matched to our network of pre-screened and qualified ImproveNet contractors. This was the core business model upon which the Company was founded and has been the primary source of revenue for the Company. Since its inception, the Company has invested quite heavily in establishing a pool of national remodeling contractors that are screened to ensure that the homeowner is referred to a contractor that has a good reputation and work history. The Company considers this to be the core of its business and we anticipate the major portion of the Company's resources and efforts in the foreseeable future will be devoted to further its continuation and growth.

Marketing Services

        We provide advertising and marketing services on behalf of home improvement suppliers, as well as other companies who wish to communicate to our consumer and service provider audiences. We also provide content and on-line tools on behalf of companies to assist them in serving their own on-line customers.

Home Remodeling Projects (Premiere Services)

        We began in a limited fashion in 2001 acting as the installer for retailers such as Home Depot. Acting as the general contractor is a natural progression of the Company's business model from referring home improvement projects to independent ImproveNet contractors to handling remodeling projects in-house as the contractor of record. While these projects provided approximately $400,000 in revenue and approximately $40,000 in gross margin for 2001 we expect that acting as the general contractor, the Company will be able to meet a strong customer need and generate higher margins. The Company, however, has not developed enough operational experience with job projects as contractor of record to determine with any certainty that this new portion of our business will succeed

Industry Background

The Home Improvement Industry

        According to the United States Census Bureau, there were an estimated 122 million housing units in the United States of America as of the second quarter of 2001. Approximately 107 million housing units were occupied: 73 million by owners and 34 million by renters. Expenditures for improvements and repairs of residential properties in the second quarter 2001, the most recently reported period from the US Census, were at a seasonally adjusted annual rate of $165.8 billion, representing $119 billion on larger discretionary projects and $46.8 billion for maintenance and repair projects. According to the "Improving America's Housing" study from the Joint Center for Housing Studies at Harvard University, the residential remodeling industry accounts for about 2% of gross domestic product.

        The participants in the home improvement market includes homeowners, service providers and suppliers of home improvement products. These participants face distinct challenges in meeting their objectives.

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

  Service Providers

        Based upon a compilation of industry sources, we believe there are up to 800,000 service providers including contractors, architects, designers, and handymen in the United States. These service providers have few channels to communicate effectively with homeowners or with one another. There is no industry-wide certification based on work quality or a code of conduct and ethics for contractors as there is for architects and designers. As a result, reputable contractors are often unable to differentiate themselves based on reliability, adequate capitalization and areas of specialization. Service providers currently rely on word-of-mouth recommendations, the Yellow Pages and other traditional mass media advertising that require them to pay upfront fixed costs. Therefore, service providers must allocate significant time, money and energy to qualifying and verifying the leads they receive. Typically, small independent contractors experience difficulty in predicting lead flow, managing staffing and working capital requirements and systematically building a stable business.

  Suppliers of Home Improvement Products

        There are many well-known brand names supplying a wide array of home improvement products on a national basis. There are also a large number of regional firms with limited means to distribute and market their products effectively to homeowners. Currently, the majority of supplier advertising dollars is spent on co-marketing and co-branding advertising and print and broadcast advertising. Although suppliers have often used traditional media effectively to build brand recognition, they have difficulty using traditional media to target homeowners who are in the process of making time-critical purchasing decisions regarding home improvement products. These traditional media lack a centralized database of information that can be searched based on specified terms, and the ability to conduct two-way communications.

The Internet Home Improvement Opportunity

        According to a study published by the National Telecommunications and Information Administration and the Economics and Statistics Administration, 143 million Americans were online in September 2001 and 239 million will be online by 2005. According to a study done in 2001 by the Pew Internet And American Life Project, 82 percent of people in households earning more than $75,000 per year have Internet access.

        We believe that an opportunity exists for an online home improvement service that provides a central repository of information for the benefit of homeowners, service providers and suppliers. This service would enable homeowners to access design and planning tools, find service providers and obtain other project management services. This service would also enable service providers to access job leads, differentiate themselves from competitors and communicate with fellow professionals. Finally, this service would enable suppliers to market their products to a targeted audience of homeowners and service providers at the time they are making time-critical purchasing decisions.

The ImproveNet Solution

        We provide home improvement information and services leveraging our Internet presence and our network of highly qualified service providers. We aggregate and organize information and design tools for homeowners, generate job leads for our network of service providers and provide advertisements and marketing services on behalf of home improvement suppliers. We have built and currently maintain a national network of service providers. We independently screen and monitor to ensure that our homeowners' qualified job leads are matched with pre-screened service providers. We offer suppliers focused advertising and marketing support to homeowners and service providers while they are making home improvement purchasing decisions.

        Our solution offers the following benefits:

        For Homeowners:

  •
  Online Project Planning Assistance. We believe our online services, including our product showcase, our design gallery and our planning and estimating tools, provide answers to homeowners' diverse questions and needs regarding home improvement and repairs. Our Web site allows each homeowner to generate ideas from the product showcase and design gallery and access the personal project folder, an archive of previous product ideas. In addition, we offer homeowners the ability to search for home improvement services and to plan their current projects using our interactive planning tools.

  •
  Access To Quality Service Providers. ImproveNet has built a network of qualified service providers covering most US markets and home improvement trade categories. Our screening process is designed to identify high quality service providers in each local market nationwide. To pass our screening criteria, service providers must have a clean credit and legal history, appropriate insurance and no significant negative references from customers or other service providers. We re-screen the service providers in our network approximately every 90 days. By creating a national network of screened service providers, we improve the likelihood that homeowners who contact us will hire qualified, experienced and reputable service providers.

  •
  Convenient and Cost Effective Services. We choose the service providers by matching their geographical, job type and job size preferences, with the homeowner's job specification. We encourage the selected service providers to contact the homeowner directly to discuss the job in detail within 48 hours. For projects greater than $500, our matching process often provides more than one service provider, creating a competitive marketplace for their home improvement bid.

  •
  Online Financing. In December 2000, we launched a new "Find a Lender" program on our site where remodeling homeowners can apply online for home equity loans and lines of credit and receive instant approval decisions.

  •
  Project Completion by ImproveNet. For selected projects and markets, ImproveNet, Inc. will act as the general contractor to ensure a nationally consistent quality approach to home improvement repairs. The Company is currently providing such service in two major markets in the United States.

        For ImproveNet Service Providers:

  •
  Quality Job Leads. Service providers who receive leads through our proprietary matching service benefit from the likelihood that the homeowner's interest is real and that the potential project is correctly characterized. In addition, service providers give us geographic, job type and job size preferences, which enable us to match these jobs that meets their preferences and expertise. Service providers can change their preferences at any time to reflect their changing needs and circumstances. Through our ImproveNetPro.com website, we communicate job leads in near real-time to the selected service providers.

  •
  Competitive Differentiation. We believe service providers can differentiate themselves from their competitors by successfully completing our proprietary screening process and joining our network. Approximately 50% of the service providers that we have screened meet our selection standards of professionalism and reliability. Currently, we have approximately 30,000 eligible service providers in our network who receive qualified job leads from us.

  •
  Business And Financial Efficiencies. Service providers who participate in our matching service pay only for job leads that they accept and for jobs that they win, allowing them to reduce their upfront marketing costs. New job leads from our matching service supplement the flow of work that contractors, architects and designers receive from their traditional sources, which allows them to plan and operate their businesses more efficiently. Furthermore, through our SmartLeads program, service providers in our network are able to gain business and financial efficiencies that are not likely available to their competitors.

        For Suppliers Of Home Improvement Products:

  •
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

  •
  Targeting Advertising To Service Providers and Site Advertising. Through our SmartLeads program, we offer our suppliers the opportunity to run highly targeted promotions to our network of service providers based on detailed attributes including project type, cost, timing and location. This focused advertising offers suppliers an effective method of selling entire lines and specific products to highly interested service providers at the time of purchase.

  •
  Co-Branded Web Sites. We offer suppliers the opportunity to place our content and services on their own Web sites or link to co-branded Web sites, without having to expend development time or resources. These co-branded Web sites allow suppliers to offer our content and services to their customers. In many of these arrangements, the suppliers' share in the revenues from jobs referred through their site or the co-branded Web site.

        Our key service offerings and capabilities include:

ImproveNet.com

        Our consumer Web site, ImproveNet.com, enables homeowners to browse, free of charge, our 70,000 pages of ideas and information for use in their home improvement projects and to use our project tools to help them better understand their home improvement project. Our design gallery on ImproveNet.com features color images of the work of leading architects and designers. For most designs, we provide images, comments from both the designer and our editors and a detailed list of products used in the design. Our product showcase on ImproveNet.com contains images of a full range of more than 5,000 distinct home improvement products and includes brands such as Armstrong, DuPont, General Electric Appliances, Owens Corning, Price-Pfister, Masco's KraftMaid and Merrillat. Our eight interactive estimators designed to assist homeowners through the planning and budgeting stage of the home improvement process allow homeowners to calculate prices for a project based on parameters such as physical dimensions, styles and the homeowner's location.

        Homeowners can register as members, which entitle them to access to additional products and services. As part of the on-site registration process, we create a customized interface for each registered member, known as the personal project folder. The personal project folder permanently stores all information related to that homeowner's project and allows us to present custom-tailored information to that homeowner. Homeowners can store ideas they get from our design gallery, product showcase and product estimator, in addition to their own thoughts, as they plan and design their home improvement project.

        Our Web site gives homeowners access to a community of fellow Web site visitors and to service providers and industry professionals who can respond to home improvement questions. Visitors may read discussions currently on our message boards, and registered members may join in the discussions or post a new question. This feature gives homeowners who are now in the home improvement process a friendly environment in which to educate themselves further and to reduce their anxiety related to home improvement.

ImproveNet's Network of Service Providers

        ImproveNet has built a network of qualified service providers covering most U.S. markets and home improvement trade categories. In order to qualify to participate, a service provider must maintain a clear credit history and have no legal judgments for at least three years. They must also provide proof of insurance and valid professional licenses in those jurisdictions that require such licenses. Finally, they must maintain good references with the consumers and suppliers from whom we receive feedback.

        We believe that these qualifications make ImproveNet's service providers more likely to deliver quality professional work to our customers. We also believe that ImproveNet service providers are more likely to be successful, making them highly attractive customers for our home improvement supplier partners.

ImproveNet's Matching Services

        We offer homeowners through our network an opportunity to submit to us a home improvement job that we match with local service providers, who want to bid on the job. During 2001, we were able to match approximately 59% of the jobs submitted to us. Homeowners who are starting home improvement projects begin the process by clicking on our homepage links to "Find a Contractor" or "Find a Designer" and are then asked to complete a detailed project request form that specifies the type of job the homeowner desires.

        Our proprietary matching service uses the homeowner's project description to select the ImproveNet service providers in the homeowner's geographic area that do the type of work required by the project description. We deliver job leads to selected service providers by email or by posting the leads on ImproveNetPro.com. Currently, we have approximately 30,000 eligible service providers in our network who have indicated an interest in continuing to receive qualified job leads from us. The interested service providers who first contact us get the opportunity to bid on the project. We allow up to four service providers to be matched depending upon the project size and type.

        Service providers contact the homeowner to discuss the job in detail, ideally within 48 hours of receipt of our e-mail. Once the homeowner and service provider have been matched, the service provider is able to bid on the project at any time after meeting with the homeowner. Following the completion of the project, we send a quality-assurance survey from the homeowner to determine the outcome of the project and the level of homeowner satisfaction.

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

ImproveNetPro.com

        Our commercial Web site, ImproveNetPro.com, provides new or enhanced services to our service providers. ImproveNetPro.com allows us to communicate in near real-time with participating service providers who are online. ImproveNetPro.com provides our contractors, architects and designers with immediate access to new job postings. Once a service provider enters the password-protected section of ImproveNetPro.com, he or she is immediately presented with the status of new jobs available to the service provider that matches their location, preferences and expertise. ImproveNetPro.com also has information similar to our consumer design gallery and product showcase to help our service providers be better informed. Finally, ImproveNetPro.com includes supplier information and special offers or products and services that are relevant to their business. We believe that ImproveNetPro.com assists us to enhance the loyalty of our contractors, architects and designers.

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

Partnerships

        We believe that partnering with the best companies in the Internet and home improvement space is an important component in ImproveNet's effort to be America's home improvement destination. Our primary means of creating demand for ImproveNet services has been through online partnerships. We have entered into these arrangements, which are generally performance based, one year in length or cancelable with reasonable notice that obligate us to pay either a fixed monthly fee, or a variable fee based on won jobs with:

  •
  Frequently visited portals, such as Yahoo!, Google, GoTo (covering America Online, Lycos, InfoSpace, iwon, and others), LookSmart (covering MSN, AltaVista, AskJeeves, June and others); and

  •
  Web sites related to home improvements, such as Microsoft Home Advisor, HomeTime, and RENEX.

        In addition, we have supplemented our online advertising with offline advertising in Yellow Pages, print media, national radio and through customary public relations initiatives.

        Our four largest advertisers in 2001 were Armstrong, Dow Chemical, Owens Corning and Wickes. No single advertiser accounted for more than 10% of our total revenues for any period.

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

        In October 1999, we entered into an agreement with Owens Corning. In October 2000, Owens Corning voluntarily filed a petition for reorganization under Chapter 11 bankruptcy protection. Owens Corning purchased a package of our advertising products and Powered by ImproveNet including a private-label contractor matching service for $3,000,000 over the first three years. In addition, we purchased cooperative and co-branded advertising for $2,250,000 over the first three years. We pay Owens Corning for each job Owens Corning refers to us which exceeds $500 in total job value. As long as Owens Corning owns at least 500,000 shares of our common stock, we are obligated to nominate one designee of Owens Corning for election to our board of directors. This obligation survives termination of this agreement provided that Owens Corning continues to own at least 500,000 shares of our common stock. In connection with this agreement, we issued Owens Corning warrants to purchase 150,000 shares of our common stock at $0.01 per share. The term of the agreement is 12 years. Following the initial three years of the agreement, Owens Corning may terminate the agreement upon 12 months prior written notice. Our October 1999 commercial contract was terminated by mutual consent on December 31, 2001.

        In December 1999, we entered into an agreement with Microsoft. We purchased a direct link on Microsoft's HomeAdvisor Web site to a co-branded Web site Powered by ImproveNet. We will pay Microsoft a fee equal to the greater of 25%-37 1/2% of revenues realized from the operation of the co-branded Web site or a guaranteed minimum fee of $6,000,000 over three years. The fee payments for the first two years of the agreement were exchanged by Microsoft for warrants to purchase 583,333 shares of our common stock at $13.50 per share. The final fee payment of $1,500,000 is payable in two cash payments during the third year of the agreement. If Microsoft agrees to host our content on the HomeAdvisor Web site, Microsoft will pay us a minimum of 25% of all gross revenues received by Microsoft from operation of the Web site. In addition, we have agreed that Web pages on our site visited by users linked through the HomeAdvisor Web site will not contain any advertisements, hyperlinks or other content from a special class of HomeAdvisor competitors. In connection with this agreement, we issued to Microsoft warrants to purchase 583,333 shares of our common stock at $13.50 per share and warrants to purchase 100,000 shares of our common stock at $0.01 per share. The term of this agreement is three years.

        In December 1999, we entered into an agreement with DuPont. DuPont purchased a package of our advertising products and our Powered by ImproveNet service. In addition, we purchased cooperative advertising and access to DuPont's direct mail infrastructure, the fees for which cannot exceed the fees we collect from DuPont. Pursuant to this agreement, DuPont agreed to pay us $1,000,000 in year one and we agreed to pay DuPont $1,000,000 in year one with fees for subsequent years to be negotiated by the parties. We agreed to pay DuPont a fifteen dollar fee for each direct referral to ImproveNet.com for jobs that exceed $500 in total value. The agreement provides for an exclusive arrangement with respect to other manufacturers of two DuPont product categories. In connection with this agreement, we issued to DuPont warrants to purchase 35,000 shares of our common stock at $0.01 per share. The term of this agreement is four years. Following the initial year, either party may terminate the agreement without cause upon 90 days prior written notice. This agreement was terminated in the second quarter 2001, and no obligations remain.

        In December 1999, we entered into an agreement with Move.com, at that time an affiliate of Cendant Corporation. In February 2001, Cendant sold Move.com to Homestore.com. We purchased a direct link on Cendant's Move.com Web site to a co-branded Web site Powered by ImproveNet. We will pay a fee over three years equal to the greater of a predetermined share of the revenue realized from the operation of the co-branded Web site or a guaranteed minimum fee of $6,000,000 over three years. In addition, we have agreed that Web pages on our site visited by users linked through the Move.com Web site will not contain advertisements, hyperlinks or other content from a special class of Move.com competitors. In connection with this agreement, we issued to Cendant warrants to purchase 259,263 shares of our common stock at $13.50 per share and warrants to purchase 75,000 shares of our common stock at $0.01 per share. As a result of this transaction, we exercised our right to terminate our agreement with Move.com. This became effective in the second quarter of 2001.

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

        Our Web sites have been developed internally using a Microsoft platform. In developing our Web sites we use a variety of tools to support rapid database/Web application development. Our ability to successfully receive homeowner job submissions online, provide high-quality homeowner service, and serve a high volume of advertisements largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our Web sites and databases are hosted by Qwest Communications in Sunnyvale, California. All of our computer, communications systems and database back-ups are located in our administrative headquarters in Redwood City. We estimate that we are currently using up to approximately 20% of our Web sites' server capacity. Visitor traffic to our Web sites varies significantly. Spikes in visitor traffic and user demand can affect expected performance of our Web sites and could cause outages. Since we have been keeping logs on our Web sites, we believe that our ImproveNet.com Web site has been unintentionally interrupted for periods ranging from two minutes to one hour, except that on one occasion, some users experienced interruptions in part of our service for a period of 48 hours. We believe that we have had no interruptions or outages of our ImproveNetPro.com Web site since its inception in December 1999. The primary reason for interruptions in service relate to new content introductions onto our Web sites, such as our visualizer or estimator tools, which involve a complex code base. Implementation of increased security measures, such as additional firewalls, has caused interruptions in our Internet-based services. Having an earthquake, fatal system failures or serious catastrophe to the systems could result in a significant downtime. We have implemented around-the-clock security, installed monitoring equipment and hired additional personnel to minimize and diagnose service problems.

        We seek to maintain and advance our market position by continually enhancing the performance of our Web sites and expanding the features that we offer homeowners, service providers and suppliers. We expect that enhancements to our Web sites and services will continue.

Premiere Services

        Premiere Services is a new homeowner service offering that enables the homeowner to hire ImproveNet as the contractor of record. This service includes project services for retailers such as Home Depot. ImproveNet selectively provides installed sales support for retailers (such as Home Depot) and kitchen and bath remodeling where we act as the general contractor in two major markets in the United States.

The ImproveNet Strategy

        ImproveNet's strategy is to become America's premiere home improvement services company. The key elements of our strategy are:

Deliver a Satisfying Home Improvement Project Experience for Homeowners, Service Providers and Suppliers

        The core of our strategy is to make it easy for homeowners, service providers and suppliers to work together effectively on a home improvement project. Our focus on identifying homeowners that are highly interested in undertaking and completing a home improvement project and qualified service providers interested in providing such services, in addition to providing homeowners quick and easy access to information on service providers and improved project support allows us to change the current approach and execution of a home improvement project.

        Access to this marketplace allows service providers in our network to increase their own business and financial efficiencies and differentiate themselves from their competitors. Similarly, this access allows suppliers to market their home improvement products and services within a cost effective advertising medium. We believe that the execution of our ongoing strategy requires us to:

  •
  Strengthen the pool of high quality information and content on our Web sites;

  •
  Strengthen the size and capabilities of our network of service providers;

  •
  Expand the markets under which ImproveNet, Inc. acts as the general contractor to provide full-service project management; and

  •
  Strengthen our relationships with suppliers through enhanced co-branded opportunities and highly targeted advertising products such as our SmartLeads program.

        We believe that achieving these goals will improve the level of professionalism and reliability among service providers as well as the perception of the home improvement industry in general.

Increase the Percentage of Jobs Won by Service Providers in our Network

        We define our win rate as the number of jobs won divided by the total number of jobs that were submitted and screened. For 2001 our win rate was 8.0%. We intend to continue to increase our job win rate by:

  •
  Extending the breadth and depth of our content to create better quality jobs;

  •
  Increasing participation by interested, responsive high-quality service providers;

  •
  Offering tools and incentives to help ImproveNet contractors compete more successfully; and

  •
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

Commercial Relationships with Suppliers of Home Improvement Products, Services and Related Home Services

        For businesses selling to remodeling contractors, ImproveNet provides marketing and loyalty solutions to its contractor network. The network has approximately 30,000 professionals representing, by our estimates, approximately $10 billion in annual product purchases. Through electronic communications tools such as pager, e-mail, and ImproveNetPRO.com we can deliver a targeted personalized marketing campaign on behalf of manufacturers, retailers and other service and product providers to our network. In addition, we can supply co-branded content and services to enhance their Internet offering.

        Throughout 2001 and in prior years we have had multi-year commercial contracts with Cendant, General Electric Appliances, Microsoft, Owens Corning and Wickes.

        All of these commercial contracts have either expired as of December 31, 2001 or will do so in 2002. Our intent is to continue to offer these programs to interested parties but we do not anticipate the same level of revenues that we experienced in 2000 and 1999.

Expand Full Service Capability and Market Coverage.

        In late 2001, ImproveNet began offering bathroom remodeling as the contractor of record in two metropolitan markets. Based upon our success, we intend to expand the types of projects and the markets in which we act as the general contractor.

Competition

        Our current competitors include:

  •
  Local, primarily phone-based, contractor referral businesses. These are generally small operations that take phone requests from homeowners that they attract through Yellow Pages advertising or direct marketing initiatives and that refer projects to contractors with whom they often have a personal relationship.

  •
  Online referral companies. Some of our competitors such as ServiceMagic.com, and iMandi offer a publicly accessible online database and other companies such as BidExpress, and Contractor.com have matching services but do not have national coverage. Remodel.com, by Homestore.com, also offers a matching service.

  •
  Suppliers of home improvement products. Retailers and manufacturers of home improvement products such as The Home Depot, Lowe's, Masco, and Sears Roebuck & Co. offer installation services.

        In addition, parties with which we have commercial relationships and other suppliers of home improvement products could choose to develop their own Internet strategies or competing home improvement services. Many of our existing and potential competitors have longer operating histories, greater name recognition, larger homeowner bases and significantly greater financial, technical and marketing resources than we do. We believe that we and any competitor seeking to establish web enabled home improvement services confront significant challenges, including:

  •
  The number of visitors to the Web sites, the number of home improvement jobs submitted by those visitors, the time spent by those visitors at those Web sites and the resultant loyalty created among those visitors, the degree to which Web site content and loyalty create allegiance to the service provider, and, ultimately, the ability to generate repeat customers;

  •
  The ability to cost effectively recruit and retain a network of quality service providers that have broad trade and geographical coverage so that a large number of jobs can be successfully completed;

  •
  The ability to generate significant traffic from online homeowners and qualify their projects so that they can be efficiently handled by a network of service providers;

  •
  The ability to develop an effective process for handling a large volume of homeowner requests and delivering a high level of customer service;

  •
  The ability to develop and maintain an excellent performance record on repair and remodeling jobs in which we act as the contractor of record; and

  •
  The ability to develop commercial relationships with suppliers of home improvement products and services that provide value to consumers and service providers, as well as revenue from advertising.

Government Regulation

        Our business is subject to rapidly changing laws and regulations. Although our operations are currently based in California, the United States of America government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:

  •
  Privacy Law. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to leverage our databases to generate revenues; and

  •
  Building Requirements. The Company's activities and that of our service providers are subject to various federal, state and local laws, regulations and ordinances relating to, among other things, the licensing of home improvement contractors, OSHA standards, building and zoning regulations and environmental laws and regulations relating to the disposal of demolition debris and other solid wastes. In addition, many jurisdictions require the contractor of record to obtain a building permit for each home improvement project.

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

Employees

        As of December 31, 2001, we employed 111 full-time persons. None of our employees are represented by a labor union. In July 2000 we had a reduction in force, reducing our staff by approximately 22. In March 2001, we had a reduction in force, reducing our staff by approximately 60. In September 2001, we had a reduction in force, reducing our staff by approximately 46. In addition, in the first quarter of 2002 we had an additional reduction in workforce to bring our total number of full-time employees to 34 as March 31, 2002. We have experienced no work stoppages and believe that our employee relations are good.

Item 2. Properties

        Our principal administrative offices and systems operations are located in Redwood City, California in approximately 5,000 square feet of office space under a lease that expires in 2004. We also lease approximately 16,000 square feet of office space in Redwood City, California (Bay Road facility) and another facility in Camarillo, California, which contains approximately 13,000 square feet. We are currently in the process of attempting to sublease these two properties. The Bay Road facility lease expires in 2006 and the Camarillo facility lease expires in 2005. We operate our project services activities from approximately 8,000 square feet of office space in Ft. Lauderdale, Florida under a lease that expires in 2004. We are currently in the process of closing down our Ft. Lauderdale facility and consolidating these operations to the Redwood City location. In addition, we also lease office facilities in various other locations in the United States, each approximating less than 5,000 square feet of space.

        We believe that our facilities are adequate for our current operations and that additional office space, if required, can be readily obtained. See Note 6 of the Notes to the Consolidated Financial Statements for information regarding the Company's lease obligations.

Item 3. Legal Proceedings

        From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, we are not engaged in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our Common Stock began trading on the Nasdaq National Market under the symbol "IMPV" on March 16, 2000 and subsequently, on the Over The Counter Bulletin Board on June 29, 2001. The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated as reported on the Nasdaq National Market and Over-The-Counter Bulletin Board:

	High Sale Price	Low Sale Price
Year Ended December 31, 2001
First Quarter	$1.19	$0.31
Second Quarter	$0.49	$0.28
Third Quarter	$0.45	$0.11
Fourth Quarter	$0.22	$0.05

        As of December 31, 2001, we had approximately 567 stockholders of record.

        We have never paid any cash dividends on our stock, and we anticipate that we will retain any future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

        There has been no change to the disclosure contained in our report on Form 10-Q for the nine-month period ended September 30, 2001 regarding the use of proceeds generated by our initial public offering.

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

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Total revenues	$7,304	$7,454	$2,065	$258	$60
Operating loss	$(31,607)	$(60,347)	$(36,768)	$(4,199)	$(1,239)
Net loss attributable to common stockholders	$(30,845)	$(57,784)	$(36,490)	$(4,832)	$(1,328)
Basic and diluted net loss per common share	$(1.78)	$(3.65)	$(23.85)	$(3.49)	$(1.08)
Weighted Average Shares used in calculating basic and diluted net loss per common share	17,344	15,844	1,530	1,383	1,228
	As of December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,612	$31,565	$45,291	$1,676	$345
Working capital (deficit)	$7,052	$29,148	$39,891	$697	$(79)
Total assets	$13,135	$41,716	$51,542	$2,144	$472
Long-term liabilities	$10	$99	$116	$6,843	$1,252
Total stockholders' equity (deficit)	$9,016	$34,602	$43,862	$(5,714)	$(1,210)

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

OVERVIEW

        Our business started in January 1996 as a regional contractor matching service, and we spent most of 1996 and 1997 building our service provider database, developing our services and technology, recruiting personnel and raising capital. We launched our Web site and homeowner/service provider matching service on a national scale in August 1997. In December 1998, we began selling Web site advertising and direct marketing services to suppliers of home improvement products as a way to send targeted messages about their products, including product promotions, to homeowners at the time of purchase, as well as to our network of service providers. In March 1999, we began to hire our new senior management team, including our chief executive officer. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999, respectively. These entities were integrated into our operations during the course of calendar year 2000. In March 2000, we completed our IPO. From January through June 2000 we spent substantial amounts primarily on marketing and marketing related activities, as well as the development and expansion of our service and operations infrastructure. In July 2000 we had a reduction in force, reducing our staff by approximately 7%. In March 2001 we restructured our operations, resulting in a staff reduction of 25% and we closed our largest facility in Redwood City, California. In September 2001 we further reduced our staff by 29% and closed our Camarillo, California facility. At December 31, 2001, we employed 111 full-time employees. In the first quarter 2002, we reduced staff by an additional 64%. We currently have 34 full-time employees.

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

        The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

        The forward-looking information set forth in this Form 10-K is as of January 31, 2002, and ImproveNet, Inc. undertakes no duty to update this information. Should events occur subsequent to January 31, 2002 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors That May Affect Our Results of Operations and Financial Condition" beginning on page 24 of this Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        ImproveNet, Inc.'s discussion and analysis of its financial condition and results of operations are based upon ImproveNet, Inc. consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires ImproveNet to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, ImproveNet evaluates its estimates, including those related to customer programs, bad debts, intangible assets, income taxes, restructuring, and contingencies and litigation. ImproveNet bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        ImproveNet believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. ImproveNet records estimated reductions to revenue for customer allowances and incentive offerings including special pricing agreements, and promotions. ImproveNet recognizes revenue, profit and potential losses on fixed price contracts using the completed contract method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Costs in excess of amounts billed on uncompleted contracts are classified as deferred costs. Billings in excess of costs on uncompleted contracts are classified as deferred revenue. ImproveNet maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of ImproveNet's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. ImproveNet records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While ImproveNet has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event ImproveNet were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should ImproveNet determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

Years ended December 31, 2001, 2000, and 1999

REVENUES

        Our revenues increased from $2.1 million to $7.5 million in the years ended December 31, 1999 and 2000, and decreased to $7.3 million in the year ended December 31, 2001. The increases from 1999 to 2000 were achieved by increased visitors to the ImproveNet site, the continued building of a network of service providers and the introduction of commercial contracts in September 1999. The decrease from 2000 to 2001 was primary a result of a significant decline in marketing revenue due to a slow down in advertising expenditures for all industries and particularly the Internet.

        The following table and discussion highlights our revenues for the years ended December 31, 2001, 2000, and 1999 (In thousands):

	Years Ended December 31,
	2001	% Change	2000	% Change	1999
Revenues:
Service Revenue	$5,805	24%	$4,697	312%	$1,139
Marketing Revenue	1,499	-46%	2,757	198%	926

Total Revenue	$7,304	-2%	$7,454	261%	$2,065

Service Revenues

        Service revenues increased from $1.1 million to $4.7 million in the years ended December 31, 1999 and 2000, and further increased to $5.8 million in the year ended December 31, 2001. The increase from 1999 to 2000 was due primarily to increased volume and a higher match and win rate. The increase from 2000 to 2001 was due primarily to the impact of Installed sales revenue and pricing increases effective in February 2001 offset by declines in match and win rate.

        Service revenues consists of lead fees that our service providers pay to bid a job, win fees that they pay if they are awarded the job, and enrollment fees that they pay to participate in our network. Lead fee revenues are recognized at the time the service providers and the homeowner are first matched, while win fee revenues are recognized at the time the service provider or the homeowner notifies us that a job has been sold. For both lead fees and win fees, the recognition of revenues coincides with the service providers' obligation to pay us. Installed sales revenues, which are included in lead fees and win fees, are recognized when the service is delivered, evidence of approval is in place, the project is completed, and the fees are fixed, determinable and collectible. Revenues from new service provider enrollment fees are recognized as revenue ratably over the expected period they participate in our contractor matching service, which is initially estimated to be one year.

        The following table details the components of service revenues, based on a percentage of service revenues:

	Years Ended December 31,
	2001%	2000%	1999%
Lead Fees	28	26	32
Win Fees	67	60	63
Other Fees	5	14	5

Total Service Revenues	100	100	100

        The revenues we generate from lead and win fees are largely a function of:

  •
  The number of job submissions;
  •
  The effectiveness in finding a service provider or match for each job submission;
  •
  The success of the service provider to win a job; and
  •
  The amount we charge the service provider for a lead or a win.

        The following table provides information on some of our key business metrics (numbers in thousands):

	Years Ended December 31,
	2001	2000	1999
Job submissions	117.5	136.9	104.5
Matched jobs	69	101	38.3
Won jobs	9.5	12.4	3.3
Matched jobs as a % of job submissions	59%	74%	37%
Won jobs as a % of job submissions	8%	9%	3%

        The decline in job submissions in 2001 was due primarily to softer economic conditions and the impact of recent world events upon the repair and remodeling industry. The decrease in matched jobs as a percentage of job submissions reflected reduced availability of our key service providers along with an increased focus on bidding jobs that have higher win rates. Revenue per jobs won and jobs won were also significantly affected by pricing changes implemented in 2001. Specifically, in calendar year 2000, and for calendar year 2001 through March 21, 2001, the win fees that we charged to our service providers depended on project size and ranged from 2% to 10% of the estimated cost of the job, up to a maximum of $995 per job. Effective March 22, 2001, the win fees we charged our service providers depended on project size and ranged from 1% to 10% of the estimated cost of the job, without a maximum per job. As of October 15, 2001, additional pricing changes were announced wherein service providers pay an individual lead fee based on the budgeted dollar value of the job. This lead fee ranges from $10 to $100. Additionally our service providers pay a fee of 1% (based on actual contract value) for all jobs they win. The win fee is waived for all jobs with an actual contract value less than $2,500.

Marketing Revenues

        Marketing revenues increased from $926,000 to $2.8 million in the years ended December 31, 1999 and 2000, and decreased to $1.5 million in the year ended December 31, 2001. The decrease from 2000 to 2001 was primarily a result of several commercial contracts expiring during the year.

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

Cash Advertising

        Cash advertising revenues generally are derived from short-term advertising contracts in which we typically guarantee that a minimum number of impressions will be delivered to our Web site visitors over a specified period of time for a fixed fee. Cash advertising revenues from banner, button and other Web site advertisements are recognized at the lesser of the amount recorded ratably over the period in which the advertising is delivered or the percentage of guaranteed impressions delivered. SmartLeads are also paid for in cash and revenues are recognized when the SmartLeads have been delivered to the customer. Cash advertising is recognized when we have delivered the advertising, evidence of an agreement is in place and fees are fixed, determinable and collectible. Cash advertising totaled $746,000, $877,000, and $145,000 for the years ended 1999, 2000, and 2001. The decrease from 2000 to 2001 was primarily a result of a slowdown in advertising spending, particularly on the Internet.

Multi-year Commercial Contracts

        Commencing September 1999, we entered into multi-year commercial contracts, some of which are with related parties. These commercial contracts generally provide for a fixed annual fee, an advertising or branding package that includes a mix of buttons, banners, SmartLeads and other marketing or branding services, including Find-A-Contractor or Powered by ImproveNet, plus a continuous presence, on our Web sites. These commercial contracts are for periods ranging between 2 and 12 years, including renewal options. These commercial contracts also include cooperative marketing arrangements under which we are obligated to fund cooperative branding expenditures on television and in the print media, with or on behalf of the commercial party. Most commercial contracts provide for us to spend 50% to 100% of the fees that we expect to receive. In return, we expect to receive significant marketing and branding benefits including better advertising rates, stronger brand recognition, and access to customer databases, direct mail inserts and marketing resources—all of which are designed to generate more traffic to sites and jobs to proprietary matching services.

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

Multi-year commercial contracts totaled $1.4 million in 2001, $2.8 million in 2000, and $926,000 in 1999, net of warrant charges.

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

        Total revenues may be analyzed as follows (in thousands):

	Years Ended December 31
	2001	2000	1999
Service revenues	$5,805	$4,697	$1,139
Marketing revenues	3,127	5,302	1,399

	8,932	9,999	2,538
Amounts invoiced and accrued under multi-year commercial contracts with related parties	(1,291)	(2,209)	(408)
Amortization of warrant stock-based compensation	(337)	(336)	(65)

Total revenues	$7,304	$7,454	$2,065

OPERATING EXPENSES

Cost of Revenues

        Cost of revenues consists of materials and related subcontractor labor costs for premiere kitchen and bath remodels, employee payroll and related costs and occupancy, telecommunications and other administrative costs for our project service group, which is responsible for all phases of our proprietary matching services and includes our project advisors. In addition, cost of revenues includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation.

        Our cost of revenues increased from $2.6 million to $5.6 million in the years ended December 31, 1999 and 2000, and decreased to $5.0 million in the year ended December 31, 2001.

Cost of Service Revenues

        Our cost of service revenues increased from $2.0 million to $5.2 million in the years ended December 31, 1999 and 2000, and decreased to $4.6 million in the year ended December 31, 2001.

        The decrease in the cost of service revenues in 2001 was primarily a result of the restructuring in the first and third quarters of 2001, which reduced payroll and related costs, facilities and related costs, as well as the leveraging of our infrastructure against increased revenues, which were somewhat offset by higher subcontractor labor costs.

Cost of Marketing Revenues

        Cost of marketing revenue includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation.

        Our cost of marketing revenues decreased from $567,000 to $400,000 in the years ended December 31, 1999 and 2000, and declined to $395,000 in the year ended December 31, 2001.

        The decrease in cost of advertising revenue in 2000 and 2001 were primarily attributable to a reduction in the staffing required to operate our Web site operations.

Sales and Marketing

        Our sales and marketing expense includes all of our online and offline direct marketing and advertising, public relations and trade show expenses. Sales and branding expenses also include payroll and related costs, support staff expenses, travel costs and other general expenses of our marketing, professional services and partnership services departments.

        Our sales and marketing expense increased from $25.8 million to $40.5 million in the years ended December 31, 1999 and 2000, and decreased to $16.6 million in the year ended December 31, 2001.

        The decrease in sales and marketing expenses in 2001 was primarily attributable to:

  •
  Renegotiating or transitioning new or existing agreements from a high fixed cost formula to a variable performance-based formula based on jobs won;
  •
  Reduced online and offline brand advertising spending; and
  •
  Reduced staffing-related expenses as a result of our restructuring during the first quarter.

        We plan to leverage our existing infrastructure and to continue the process of negotiating or transitioning agreements from a high fixed cost formula to a variable performance-based formula.

Product Development

        Our product development costs include the payroll and related costs of our editorial and technology staff, fees for contract content providers, and other costs of Web site design and new technologies required to enhance the performance of our Web sites.

        Our product development expenses increased from $665,000 to $5.2 million in the years ended December 31, 1999 and 2000 and decreased to $3.4 million in the year ended December 31, 2001.

        The decrease in product development expenses in 2001 was primarily attributable to decreased payroll and related costs and decreased usage of contract content providers. We expect product development costs to remain at these levels or decline for the foreseeable future.

General and Administrative

        Our general and administrative expenses include payroll and related costs and travel, recruiting, professional and advisory services and other general expenses for our executive, finance, legal and human resource departments.

        Our general and administrative expenses increased from $4.2 million to $9.1 million in the years ended December 31, 1999 and 2000, and decreased to $4.4 million in the year ended December 31, 2001. The decrease in general and administrative expense in 2001 was a result of reduction in staffing and facilities cost.

Impairment of Intangibles

        In the fourth quarter 2001, the Company decided to write down the goodwill related to the acquisition of Contractor Referral Service LLC and J.L. Price Corporation due to an underlying impairment in these business assets.

Corporate Restructuring

        During the year ended December 31, 2001, the Company announced two major restructuring initiatives to improve operating efficiencies and support new revenue growth initiatives to drive profitability. The first was in March 2001 and the second in September 2001.

        During the first quarter, a total restructuring charge of $2 million was incurred, of which $593,000 related to facility exit cost, $629,000 related to reduction in workforce costs, and $770,000 related to asset write-downs.

        During the second quarter, $1,348,000 of costs was charged against the restructuring accrual of which $411,000 related to employee termination costs, $167,000 related to facility exit costs, and $770,000 related to asset write-downs. An additional $181,000 restructuring charge was incurred in the quarter, which related to facility exit costs in Northern California. Due to the current volatility of the office leasing industry, management is reviewing and evaluating these costs on a quarterly basis.

        ImproveNet announced an additional restructuring plan in the third quarter of 2001, in an effort to further improve operating efficiencies which resulted in a total charge of $1.5 million of which $209,000 related to reduction in workforce costs, $421,000 related to facility exit costs and $818,000 related to asset write-downs. During the third quarter, a total of $1,136,000 of costs was charged against the restructuring accrual of which $184,000 related to facility exit costs, $134,000 related to reduction in workforce costs and the remainder to asset write-downs.

        An additional $560,000 restructuring charge was incurred in the fourth quarter 2001 of which $590,000 related to facilities costs for California, and $70,000 related to asset write-downs. These costs were offset by a release of $100,000 of the accrual related to a reduction in workforce costs. During the fourth quarter, a total of $671,000 of costs was charged against the restructuring accrual of which $173,000 related to reduction in workforce costs, $428,000 related to facility exit costs and $70,000 related asset write-downs.

	Facilities	Workforce reductions	Asset write-downs	Total
Balances at January 1, 2001	$—	$—	$—	$—
Charges to operation in 3 months ended 03/31/2001	593	629	770	1,992
Charges utilized in 3 months ended 03/31/2001	—	—	—	—

Balances at March 31, 2001	593	629	770	1,992
Charges to operations in 3 months ended 06/30/2001	181			181
Charges utilized in 3 months ended 06/30/2001	(167)	(411)	(770)	(1,348)

Balances at June 30, 2001	607	218	—	825
Charges to operations in 3 months ended 09/30/2001	421	209	818	1,448
Charges utilized in 3 months ended 09/30/2001	(184)	(134)	(818)	(1,136)

Balances at September 30, 2001	844	293	—	1,137
Charges to operations in 3 months ended 12/31/2001	590	(100)	70	560
Charges utilized in 3 months ended 12/31/2001	(428)	(173)	(70)	(671)

Balances at December 31, 2001	$1,006	$20	$—	$1,026

Stock-based Compensation

        In connection with certain employee and non-employee stock option grants during 1999 and 2000, the Company recorded unearned stock-based compensation totaling $5,711,000 which is being amortized over the vesting periods of the related options, generally four years using the method set out in FASB Interpretation No. 28 ("FIN 28"). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in higher compensation expense in the earlier vesting periods of the related options. Stock-based compensation charges associated with employees who terminate their employment with the Company and have unvested options are reversed.

        Our stock-based compensation expenses increased from $5.6 million to $7.4 million in the years ended December 31, 1999 and 2000, and decreased to $5.0 million in the year ended December 31, 2001.

Interest Income

        Our interest income increased from $517,000 to $2.6 million in the years ended December 31, 1999 and 2000, and decreased to $762,000 in the year ended December 31, 2001.

        The increase in interest income in 2000 from 1999 was primarily due to the moneys raised from our IPO in March of 2000. The decrease in interest income in 2001 is attributable to a decrease in our average invested cash balances. We expect a decline in our interest income during 2002 due to the expected decline in our cash and cash equivalents balances during the year.

Quarterly Results of Operations

        The following table presents our operating results for each of the eight quarters in the period ended December 31, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. These operating results are not necessarily indicative of the results of any future period.

	For the Quarters Ended
	Q4 2001	Q3 2001	Q2 2001	Q1 2001	Q4 2000	Q3 2000	Q2 2000	Q1 2000
	(Unaudited, in thousands, except per share data)
REVENUES
Service revenues	$1,243	$1,597	$1,827	$1,138	$1,364	$1,277	$1,273	$782
Marketing revenues	329	325	372	473	724	778	746	510

Total revenues	1,572	1,922	2,199	1,611	2,088	2,055	2,019	1,292
COST OF REVENUES
Cost of service revenues	948	1,283	1,111	1,277	1,487	1,409	1,309	1,007
Cost of marketing revenues	81	88	90	136	118	107	128	47

Total cost of revenues	1,029	1,371	1,201	1,413	1,605	1,516	1,437	1,054

Gross profit	543	551	998	198	483	539	582	238

OPERATING EXPENSES
Sales and marketing	2,461	3,199	4,514	6,381	7,757	9,759	12,496	10,464
Product development	671	735	939	1,057	1,058	1,004	1,904	1,240
General and administrative	556	1,185	1,060	1,566	2,526	2,240	2,788	1,584
Stock based compensation	1,056	1,358	1,199	1,409	1,630	1,278	1,750	2,711
Restructuring charge	560	1,448	181	1,992	—	—	—	—
Goodwill impairment	370	—	—	—	—	—	—	—

Total operating expenses	5,674	7,925	7,893	12,405	12,971	14,281	18,938	15,999

Operating loss	(5,131)	(7,374)	(6,895)	(12,207)	(12,488)	(13,742)	(18,356)	(15,761)
Interest income	87	28	231	416	521	817	830	395

Net loss	(5,044)	(7,346)	(6,664)	(11,791)	(11,967)	(12,925)	(17,526)	(15,366)
Accretion of convertible preferred stock	—	—	—	—	—	—	—	—

Net loss attributable to common stockholders	$(5,044)	$(7,346)	$(6,664)	$(11,791)	$(11,967)	$(12,925)	$(17,526)	$(15,366)

Basic and diluted net loss per common share	$(0.29)	$(0.42)	$(0.38)	$(0.67)	$(0.72)	$(0.79)	$(1.08)	$(3.42)
Weighted average shares used in calculating basic and diluted net loss per common share	17,259	17,294	17,585	17,672	16,618	16,446	16,284	4,491

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents totaled $9.6 million at December 31, 2001, a decrease of $22 million from $31.6 million at December 31, 2000. Most of the decrease came from the $21.8 million cash used in operations, and $210,000 cash used in investing activities.

        Since our inception, we have primarily financed our operations through private sales of our convertible preferred stock and common stock. In March 2000, we closed our initial public offering that generated net cash proceeds of approximately $39.7 million. Our primary capital needs have been to fund our operating losses; the prepayment of some media purchases and to make capital expenditures.

        Net cash used in operating activities was $49.3 million in 2000 and $21.8 million in 2001. Net cash used in operating activities resulted primarily from our net loss before non-cash charges for amortization of stock-based compensation, depreciation, amortization, allowances for doubtful accounts and notes receivable from related party written off. Net cash used in operating activities in 1999 was $25.9 million, which primarily represented the net loss for the period.

        Net cash used in investing activities was $3.5 million in 1999, $4.7 million in 2000, and $210,000 in 2001. We provided loans collateralized by our common stock to the Chief Executive Officer, in the amounts of $500,000 and $1.0 million in 1999 and 2000. See Note 11 for further detail.

        Net cash provided by financing activities was $73.0 million in 1999, $40.3 million in 2000, and $20,000 in 2001. Net cash provided by financing activities was primarily due to the net proceeds from the issuance of convertible preferred stock in 1999 and the net proceeds from our initial public offering in 2000.

        Our capital requirements depend on numerous factors, including the success of our strategies for generating revenues and the amount of resources we devote to operating activities. Our expenditures substantially decreased in 2001 as a result of our restructuring. Based on the realignment of our resources, we expect a decrease in most of our operating expenses categories detailed above for the year 2002 as compared to year 2001. We do expect to experience ongoing operating losses for the foreseeable future. Pursuant to the agreement with Microsoft that we entered into during December 1999, an annual fee of $1,500,000 is due and payable to Microsoft in 2002.

        Our limited operating history and operating losses have limited our ability to obtain vendor credit or extended payment terms and bank financing on favorable terms; accordingly, we depend on our cash and cash equivalent balances to fund our operations.

        We currently believe that our available cash resources will be sufficient to meet our anticipated needs for operations and capital expenditures during the next 12 months. We will strive to make ongoing realignments, if required, to achieve positive cash flow with our existing cash resources. We are additionally decreasing our marketing expenditures to assist us in maintaining our available cash resources. We may need to raise additional funds, however, if results of operations for 2002 do not meet our expectations, or in order to develop new or enhance existing services, to respond to competitive pressures or to acquire complementary businesses, services or technologies. If we raise additional funds by selling equity securities, the percentage ownership of our stockholders will be reduced. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds were not available on acceptable terms, our ability to fund expansion, react to competitive pressures, or take advantage of unanticipated opportunities would be substantially limited. If this occurred, our business would be significantly harmed. We will continue to evaluate our needs for funds based on our assessment of access to public or private capital markets and the timing of our need for funds. Although we have no present intention to conduct additional public equity offerings, we may seek to raise these additional funds through private or public debt or equity financings.

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

        We have incurred substantial losses and used substantial cash to support our operations as we have expanded our sales and marketing programs, funded the development of our services, promoted our Web sites and matching service and expanded our operations infrastructure. As of December 31, 2001, our accumulated loss was approximately $131 million. We expect our expenditures on sales and marketing activities, support field services and the development of new products, services and technologies to continue at a reduced rate, as we restructured our business in March 2001, September 2001, and most recently as of February 1, 2002. These restructurings included operational efficiencies caused by headcount reductions of approximately 69%. We will continue to lose money unless we significantly increase our revenues. We cannot predict when, if ever, we will operate profitably.

We are an early stage company and we have recently expanded our business to offer new services. As a result, we have a limited history, which makes it difficult to evaluate our business.

        We were incorporated in January 1996; however, we did not begin offering home improvement services on the Internet until August 1997. In December 1998, we began selling Web site advertising. Until March 1999, we focused primarily on building our network of service providers and refining our matching services processes. In March 1999, we hired our Chief Executive Officer and commenced recruiting our senior management team. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. In November 1999, we launched our customized Web site for service providers. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999. We experienced reductions in force in July 2000. In the second half of 2000 we significantly reduced our marketing expenditures. In the first and third quarters of 2001 and most recently as of February 2002, we implemented cost restructuring initiatives that included a reduction in force of approximately 150 people. Furthermore, even if our business is successful, we may change our business to enter into new business areas such as our Premiere Services offerings, which are in the process of launching into selected geographic regions. These and other new business initiatives are areas in which we do not have extensive experience.

Because we are no longer listed on the Nasdaq National Market, the liquidity of our common stock may be seriously limited.

        On June 29, 2001, we received a Nasdaq Qualification Panel Decision indicating that we have failed to comply with the minimum bid price requirement for continued listing, and were delisted from the Nasdaq National Market. Our stock is currently being traded on the Nasdaq Over-The-Counter

Bulletin Board; however, we believe that our liquidity will be significantly lower than when it was on the Nasdaq National Market.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and services could reduce our ability to compete and result in lower revenues.

        We expect that currently available funds will be sufficient to meet our working capital and capital expenditure needs during the next 12 months; however, if we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we will need to raise additional funds. We cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able, among other things, to:

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

        The market for our services is intensely competitive, evolving and subject to rapid technological change. To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our online and offline services in order to attract homeowners to our Web site and maintain our service provider network. We expect the intensity of competition to increase in the future. Increased competition may result in changes in our pricing model, fewer homeowners visiting our Web site, service providers leaving our network, less marketing revenue, reduced gross margins and loss of market share, any one of which could significantly reduce any future profitability. In addition, technological barriers to entry are relatively low. As a result, current competitors, including local referral businesses and online referral companies including ServiceMagic.com, iMandi, Bid Express, and Contractor.com as well as potential competitors such as The Home Depot, Lowe's and Sears Roebuck & Company who have launched Web sites similar to ours that could gain broader market acceptance based on content, products and services.

        Some of our competitors have more resources and broader and deeper customer access than we do. In addition, several of these competitors have or can readily obtain extensive knowledge of the home improvement industry. Our competitors may be able to respond more quickly than we can to new technologies or changes in Internet user preferences and devote greater resources than we can to the development, promotion and sale of their services. We may not be able to maintain our competitive position against current and future competitors, especially those with significantly greater resources and brand recognition.

Homeowners and service providers may be reluctant to accept an Internet-based service provider matching service.

        Currently most homeowners use traditional means including word-of-mouth referrals, Yellow Pages and local contractor matching services to obtain service providers for their home improvement projects. In addition, many service providers do not use the Internet for business purposes and may be reluctant to become part of a network of service providers on an Internet-based service provider matching service. If homeowners do not use our matching service or service providers do not join our network, we will not be able to generate significant revenues from either services or advertising.

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

        We must actively recruit new service providers and retain and motivate our current service providers to ensure that we continually have adequate coverage. We believe that service providers in the home improvement industry suffer from a relatively high failure or turnover rate that makes it difficult for us to retain service providers. Accordingly, we expect that not all of our service providers will remain active participants in our network. If we are unable to achieve low turnover among our network of service providers our business could be harmed.

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

        We depend on our service providers to report that they have won a job and pay us our win fee. We rely on our relationships with our service providers and the incentive to receive future leads from us to encourage service providers to report wins and pay win fees. Currently, we do not have a control or an oversight mechanism in place with either service providers or homeowners to ensure that they report wins and pay win fees. If service providers do not report wins or pay us win fees, we will lose service revenues and our business will be harmed.

We depend on third-party relationships to attract visitors to our Web sites.

        We have entered into commercial contracts with suppliers of home improvement products and services to generate revenues and increase the number of visitors to our Web sites. Under these contracts, suppliers have placed links to our Web site from their Web sites to allow their customers to visit our Web site if the customers are interested in obtaining home improvement information or searching for a service provider. We believe that increasing the number of visitors to our Web sites will increase the number of job submissions. We cannot assure you that these contracts will lead to increased visits to our Web sites or that increased visits to our Web sites will result in increased job submissions. If we do not maintain our existing contracts on terms as favorable as currently in effect or if we are not able to establish new contracts on commercially reasonable terms, our business could be harmed.

        Companies that we may pursue for a commercial contract may offer services competitive with suppliers with which we currently have contracts. As a result, these suppliers may be reluctant to enter into commercial contracts with us.

        We purchase preferential placement on high-traffic Web sites. We believe these Web sites can help us to increase the number of visitors to ImproveNet.com. Web site traffic originated from AltaVista, Excite@Home, Lycos, Microsoft HomeAdvisor and Yahoo! There is intense competition for preferential placements on these Web sites. If we lose our relationships with any one of these Web sites, job submissions on ImproveNet.com may decrease and we may not be able to enter into commercially reasonable contracts with replacement high-traffic Web sites, if at all.

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

        We depend on the continued service of our key technical, sales and senior management personnel. In particular, the loss of the services of Ronald B. Cooper, our President and Chief Executive Officer, or other senior management personnel, individually or as a group, could cause us to incur increased operating expenses and divert other senior management time in searching for their replacements. We do not have employment agreements with any employee, and we do not maintain any key person life insurance policies for any of our key employees, except for Mr. Cooper. The loss of any of our key technical, sales or senior management personnel could harm our business.

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

        The satisfactory performance, reliability and availability of our Web sites, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of users. If the volume of traffic, including at peak times, on our Web sites increases, we may need to expand and upgrade our technology, transaction processing systems and network infrastructure. We may not be able to accurately project the rate or timing of these increases, if any, in the use of our services or to expand or upgrade our systems and infrastructure in a timely manner to accommodate these increases.

        We use internally developed systems for operating our services and processing our transactions, including billing and collections processing. We must continually improve these systems in order to accommodate the use of our Web sites. If we add new features and functionality to our services, we could be required to develop or license additional technologies. Our inability to add additional software and hardware or upgrade our technology, transaction processing systems or network infrastructure could cause unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of the users' experience, delays in accounts receivable collection or losses of recorded financial information. Our failure to provide new features or functionality also could result in these consequences. The required hardware may not be readily available or affordable and we may be unable to effectively upgrade and/or expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business.

We could be held liable for products and services.

        We could be subject to claims relating to products and services that we perform on behalf of homeowners or referrals to selected contractors through our Web site. Homeowners may bring claims against us or our service providers, who may have among other things, provided them with poor workmanship or caused bodily injury or damage to property. Our existing insurance coverage may not cover all potential claims, may not adequately cover all costs incurred in defense of potential claims, may not indemnify us for all liability that may be imposed or may not be renewable in future periods or renewable on terms and conditions satisfactory to us. In addition, claims, with or without merit, would result in diversion of our financial resources and management resources.

We depend on the use of the Internet. If the use of the Internet does not grow, our revenues may not grow and could decline and our business could be harmed.

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

        We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues created by the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty for or adversely affect companies doing business on the Internet. This could reduce demand for our services or increase the cost of doing business.

General economic conditions may change dramatically from year to year.

        General economic conditions, which affect consumer confidence and home improvement and home-building spending, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing and unemployment rates may change dramatically and impact our ability to operate.

We are new to the general contracting field and may experience project and management coordination problems.

        We will act as contractor of record for construction of our premium service projects with our personnel supervising the construction process. As contractor of record, we are responsible for managing the construction process, coordinating the activities of all subcontractors, suppliers and building inspectors and following design plans generally prepared by consulting architects and engineers whom we may retain and whose designs target the local market. In addition, we work closely with contractors and subcontractors on site preparation, purchasing, architectural design, site planning, coordinating governmental approvals, contract management and closings. We sometimes require our general contractors or subcontractors to post lien-free completion and performance construction bonds. We believe that our relations with our contractors are good.

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

        We do not hold derivative financial instruments as of December 31, 2001, and have never held such instruments in the past. In addition, we had no debt instruments outstanding as of December 31, 2001. We currently transact all of our revenues, which are all traded in the United States of America, in U.S. dollars.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.
Consolidated Financial Statements

        The following consolidated financial statements are filed as part of this report:

Page
Report of Independent Accountants	35
Consolidated Financial Statements:
Balance Sheets as of December 31, 2001 and 2000	36
Statements of Operations for the years ended December 31, 2001, 2000, and 1999	37
Statements of Stockholders' Equity (Deficit) and Mandatorily Redeemable Convertible Preferred Stock for the years ended December 31, 2001, 2000 and 1999	38
Statements of Cash Flows for the years ended December 31, 2001,2000, and 1999	39
Notes to Consolidated Financial Statements	40
2.
Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts

        All other financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes to the consolidated financial statements.

3.
Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Stock Purchase Agreement by and between the Registrant and The J.L. Price Corporation. (1)
2.2	Asset Purchase Agreement by and between the Registrant and Contractor Referral Service, LLC. (1)
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2	Amended and Restated Bylaws of the Registrant. (1)
4.1	Specimen Stock Certificate. (1)
10.1	Amended and Restated 1996 Stock Option Plan. (1)
10.2	Form of 1999 Equity Incentive Plan. (1)
10.3	Form of 1999 Employee Stock Purchase Plan. (1)
10.4	Commercial Office Lease by and between Florcor I Limited Partnership and the Registrant. (1)
10.5	Commercial Office Lease by and between Chestnut Bay LLC and the Registrant. (1)
10.6	Employment agreement by and between the Registrant and Ronald Cooper. (1)
10.7	Series A Preferred Stock and Warrant Purchase Agreement by and between the Registrant and certain investors of the Registrant dated June 30, 1997. (1)
10.8	Series B Preferred Stock and Warrant Purchase Agreement by and between the Registrant and certain investors of the Registrant dated March 17, 1998. (1)
10.9	Series C Preferred Stock Agreement by and between the Registrant and certain investors of the Registrant dated March 29, 1999. (1)
10.10	Series D Preferred Stock Purchase Agreement by and between the Registrant and certain investors of the Registrant dated September 10, 1999. (1)
10.11	First Series E Preferred Stock Purchase Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999. (1)

10.12	Second Series E Preferred Stock Purchase Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999. (1)
10.13	Form of Warrant Purchase Agreement by and between the Registrant and certain investors of the Registrant dated December 7, 1999. (1)
10.14	Fourth Amended and Restated Voting Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999. (1)
10.15	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers. (1)
10.16	Internet-based Service Agreement between the Registrant and Owens Corning dated October 1, 1999. (1)
10.17	Collaboration Agreement between the Registrant and E.I. du Pont de Nemours and Company dated December 3, 1999. (1)
10.18	Internet Development, Marketing and Distribution Agreement between the Registrant and General Electric Appliances dated September 10, 1999. (1)
10.19	Relationship Agreement between the Registrant and Microsoft HomeAdvisor dated December 7, 1999. (1)
10.20	Agreement between the Registrant and CompleteHome Operations, Inc. dated December 13, 1999. (1)
10.21	Form of 1996 Stock Option Plan Grant Notice. (1)
10.22	Form of 1999 Equity Incentive Plan Stock Option Agreement. (1)
10.23	Form of Warrant to Purchase an aggregate of 420,000 shares of common stock. (1)
10.24	Form of Warrant to Purchase an aggregate of 10,000 shares of common stock. (1)
10.25	Form of Warrant to Purchase an aggregate of 842,596 shares of common stock. (1)
10.26	Form of Warrant to Purchase an aggregate of 96,400 shares of Series A preferred stock. (1)
10.27	Form of Warrant to Purchase an aggregate of 47,009 shares of Series B preferred stock. (1)
10.28	Form of Warrant to purchase 47,167 shares of Series C preferred stock. (1)
10.29	Form of Warrant to purchase an aggregate of 326,000 shares of Series D preferred stock. (1)
10.30	Fourth Amended and Restated Investor Rights Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999. (1)
10.31	Promissory Note between the Registrant and William E. Crosby dated December 14, 1999. (1)
10.32	Promissory Note and Stock Pledge Agreement between ImproveNet, Inc. and Ronald B. Cooper dated April 14, 2000. (2)
10.33	Commercial Office Lease by and between Bennett Center, LLC and the Registrant. (3)
10.34	Improvenet, Inc. Stock Repurchase Agreement dated July 12, 2001. (4)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants. (4)
24.1	Power of Attorney. (see page 58)(4)

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-92873), as amended.

(2)
Incorporated by reference to the Registrant's Form 10-Q for the three month period ended March 31, 2000.

(3)
Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2000.

(4)
Filed herewith.

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended December 31, 2001.

Report of Independent Accountants

         To the Board of Directors and Stockholders of ImproveNet, Inc:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(1) on page 33 present fairly, in all material respects, the financial position of ImproveNet, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(2) on page 33 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a significant accumulated deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
San Jose, California
February 14, 2002

IMPROVENET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$9,612	$31,565
Accounts receivable, net of allowances of $234 in 2001 and $1,520 in 2000	1,000	2,309
Prepaid expenses	549	2,289

Total current assets	11,161	36,163
Property and equipment, net	1,496	4,261
Other assets	478	1,292

Total assets	$13,135	$41,716

Liabilities & Stockholders' Equity
Current liabilities:
Accounts payable	$636	$2,796
Accrued liabilities	2,267	3,970
Accrual for restructuring	1,026	—
Deferred revenue	180	249

Total current liabilities	4,109	7,015
Long-term liabilities	10	99

Total liabilities	4,119	7,114

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.001 par value:
Authorized: 100,000 shares
Issued and outstanding: 17,320 shares in 2001 and 18,016 shares in 2000	17	18
Treasury stock, 139 shares in 2001, and none in 2000	(56)	—
Additional paid-in capital	145,362	146,334
Unearned stock-based compensation	(5,711)	(11,999)
Accumulated deficit	(130,596)	(99,751)

Total stockholders' equity	9,016	34,602

Total liabilities and stockholders' equity	$13,135	$41,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPROVENET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
REVENUES
Service revenues	$5,805	$4,697	$1,139
Marketing revenues	1,499	2,757	926

Total revenues	7,304	7,454	2,065
COST OF REVENUES
Cost of service revenues (excludes stock-based compensation of $335 in 2001, $639 in 2000, and $610 in 1999)	4,619	5,212	1,984
Cost of marketing revenues (excludes stock-based compensation of $132 in 2001, $261 in 2000, and $189 in 1999)	395	400	567

Total cost of revenues	5,014	5,612	2,551

Gross profit (loss)	2,290	1,842	(486)
OPERATING EXPENSES
Sales and marketing (excludes stock-based compensation of $4,369 in 2001, $5,573 in 2000, and $2,608 in 1999)	16,555	40,476	25,784
Product development (excludes stock-based compensation of $0 in 2001, ($20) in 2000, and $88 in 1999)	3,402	5,208	665
General and administrative (excludes stock-based compensation of $186 in 2001, $916 in 2000, and $2,124 in 1999)	4,367	9,136	4,214
Stock-based compensation	5,022	7,369	5,619
Restructuring charge	4,181	—	—
Goodwill impairment	370	—	—

Total operating expenses	33,897	62,189	36,282

Operating loss	(31,607)	(60,347)	(36,768)
Interest income	762	2,563	517

Net loss	$(30,845)	$(57,784)	$(36,251)
Accretion of mandatorily redeemable convertible preferred stock	—	—	(239)

Net loss attributable to common stockholders	$(30,845)	$(57,784)	$(36,490)

Basic and diluted net loss per common share	$(1.78)	$(3.65)	$(23.85)

Weighted average shares used in calculating basic and diluted net loss per common share	17,344	15,844	1,530

The accompanying notes are an integral part of these consolidated financial statements.

IMPROVENET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
(In thousands)

	Mandatorily Redeemable Stock		Convertible Preferred Stock
					Common Stock
							Treasury Stock	Additional Paid In Capital	Receivable From Stockholders	Stock Based Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount						Total
Balances, January 1, 1999	3,140	$6,824	—	$—	1,406	$1	$—	$734	$(4)	$(729)	$(5,716)	$(5,714)
Exercise of common stock options	—	—	—	—	706	1	—	148	—	—	—	149
Issuance of common stock in exchange for notes receivable	—	—	—	—	225	—	—	633	(633)	—	—	—
Exercise of Series A convertible preferred stock warrant	—	—	2	—	—	—	—	2	—	—	—	2
Accretion of Series A mandatorily redeemable convertible preferred stock	—	52	—	—	—	—	—	(52)	—	—	—	(52)
Accretion of Series B mandatorily redeemable convertible preferred stock	—	187	—	—	—	—	—	(187)	—	—	—	(187)
Conversion of Series A mandatorily redeemable convertible preferred stock into Series A convertible preferred stock	(1,205)	(1,496)	1,205	1	—	—	—	1,495	—	—	—	1,496
Conversion of Series B mandatorily redeemable convertible preferred stock into Series B convertible preferred stock	(1,935)	(5,567)	1,935	2	—	—	—	5,565	—	—	—	5,567
Issuance of Series C convertible preferred stock, net of issuance costs of $1,049	—	—	3,538	4	—	—	—	22,046	—	—	—	22,050
Issuance of SeriesD convertible preferred stock, net of issuance costs of $57	—	—	2,101	2	—	—	—	16,118	—	—	—	16,120
Issuance of Series E convertible preferred stock, net of issuance costs of $68	—	—	2,597	3	—	—	—	34,991	—	—	—	34,994
Issuance of Series C convertible preferred stock for services	—	—	5	—	—	—	—	37	—	—	—	37
Payment received in settlement of stockholder notes receivable	—	—	—	—	—	—	—	—	4	—	—	4
Issuance of Series D convertible preferred stock warrant to strategic stockholders	—	—	—	—	—	—	—	2,507	—	(2,507)	—	—
Issuance of common stock warrants to strategic stockholders	—	—	—	—	—	—	—	11,299	—	(11,299)	—	—
Amortization of stock-based compensation from warrants granted to strategic stockholders	—	—	—	—	—	—	—	—	—	517	—	517
Unearned employee stock-based compensation	—	—	—	—	—	—	—	13,320	—	(13,320)	—	—
Amortization of unearned employee stock-based compensation	—	—	—	—	—	—	—	—	—	5,130	—	5,130
Net loss	—	—	—	—	—	—	—	—	—	—	(36,251)	(36,251)

Balances, December 31, 1999	—	—	11,383	12	2,337	2	—	108,656	(633)	(22,208)	(41,967)	43,862
Exercise of common stock options	—	—	—	—	117	—	—	39	—	—	—	39
Issuance of Series A convertible preferred stock upon exercise of warrants	—	—	6	—	—	—	—	6	—	—	—	6
Issuance of Series A convertible preferred stock upon exercise of warrants—cashless	—	—	75	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock upon exercise of warrants	—	—	40	—	—	—	—	2	—	—	—	2
Issuance of Series C convertible preferred stock upon exercise of warrants	—	—	47	—	—	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock upon exercise of warrants	—	—	209	—	—	—	—	308	—	—	—	308
Issuance of common stock from Initial Public Offering, net of issuance costs of $4,468	—	—	—	—	2,760	3	—	39,693	—	—	—	39,696
Conversion of convertible preferred stock into common stock at IPO	—	—	(11,760)	(12)	11,760	12	—	—	—	—	—	—
Issuance of common stock from employee stock purchase program	—	—	—	—	156	—	—	207	—	—	—	207
Issuance of common stock in exchange for notes receivable	—	—	—	—	—	—	—	(74)	74	—	—	—
Payment received in settlement of stockholder notes receivable	—	—	—	—	—	—	—	—	3	—	—	3
Forgiveness of notes receivable from stockholders	—	—	—	—	—	—	—	—	556	—	—	556
Amortization of stock-based compensation from warrants granted to strategic stockholders	—	—	—	—	—	—	—	—	—	3,990	—	3,990
Amortization of unearned employee stock based compensation	—	—	—	—	—	—	—	—	—	3,716	—	3,716
Unearned employee stock-based compensation—terminated employees	—	—	—	—	—	—	—	(2,503)	—	2,503	—	—
Issuance of restricted stocks in exchange for common stock options	—	—	—	—	886	1	—	—	—	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	(57,784)	(57,784)

Balances at December 31, 2000	—	—	—	—	18,016	18	—	146,334	—	(11,999)	(99,751)	34,602
Issuance common stock upon exercise of warrants	—	—	—	—	162	—	—	2	—	—	—	2
Issuance of common stock from employee stock purchase program	—	—	—	—	104	—	—	75	—	—	—	75
Treasury Stock Repurchase	—	—	—	—	(139)	—	(56)	—	—	—	—	(56)
Unearned employee stock-based compensation—terminated employees	—	—	—	—	—	—	—	(900)	—	900	—	—
Termination of stock-based compensation/ amortization—JL Price	—	—	—	—	—	—	—	(29)	—	29	—	—
Amortization of stock-based compensation from warrants granted to strategic stockholders	—	—	—	—	—	—	—	—	—	3,990	—	3,990
Amortization of unearned employee stock based compensation	—	—	—	—	—	—	—	—	—	1,369	—	1,369
Cancellation of Restricted Stocks upon employee termination	—	—	—	—	(823)	(1)	—	—	—	—	—	(1.00)
Loan Forgiveness	—	—	—	—	—	—	—	(120)	—	—	—	(120)
Net loss	—	—	—	—	—	—	—	—	—	—	(30,845)	(30,845)

Balances at December 31, 20001	—	$—	—	$—	17,320	$17	$(56)	$145,362	$—	$(5,711)	(130,596)	9,016

The accompanying notes are an integral part of these consolidated financial statements.

IMPROVENET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,845)	$(57,784)	$(36,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,413	1,430	204
Loss on disposals	—	255	—
Restructuring charges net of cash expenditures
Reduction in force	20	—	—
Facilities exit costs	1,006	—	—
Asset write-downs	1,658	—	—
Goodwill impairment	370	—	—
Allowance for doubtful accounts	251	1,377	140
Amortization of stock-based compensation	5,022	7,369	5,619
Warrant charges amortized	337	336	65
Notes receivable written-off	—	556	—
Notes receivable from related party written-off	119	1,261	—
Change in operating assets and liabilities:
Accounts receivable	1,058	(2,663)	(1,064)
Prepaid expenses	1,740	(1,148)	(1,019)
Other assets	109	308	(314)
Accounts payable and other accrued liabilities	(3,863)	(706)	6,663
Deferred revenue	(69)	157	92
Long-term liabilities	(89)	—	16

Net cash used in operating activities	(21,763)	(49,252)	(25,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(213)	(3,687)	(1,828)
Issuance of notes receivable to related party	—	(1,000)	(500)
Restricted cash	3	(33)	(400)
Payments for acquisitions	—	—	(792)

Net cash used in investing activities	(210)	(4,720)	(3,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of offering costs	—	39,693	149
Proceeds from the issuance of preferred stock, net offering costs	—	—	73,166
Proceeds from the issuance of convertible bridge notes	—	—	—
Proceeds from exercise of stock options/ warrants/ESPP	76	567	—
Borrowings under lines of credit	—	—	—
Principal payments under lines of credit	—	—	(335)
Payment for treasury stock purchase	(56)	—	—
Payment of long-term debt	—	(17)	—
Repayment of notes receivable	—	3	4

Net cash provided by financing activities	20	40,246	72,984

Net (decrease) increase in cash and cash equivalents	(21,953)	(13,726)	43,615
Cash and cash equivalents, beginning of period	31,565	45,291	1,676

Cash and cash equivalents, end of period	$9,612	$31,565	$45,291

SUPPLEMENTAL NON CASH TRANSACTION DISCLOSURES
Unearned stock-based compensation relating to employee stock option grants	$—	$—	$13,320
Unearned stock-based compensation relating to Series D warrant grant to strategic stockholders	—	—	2,507
Unearned stock-based compensation relating to common stock warrant grant to strategic stockholders	—	—	11,299
Accretion of Series A mandatorily redeemable convertible preferred stock	—	—	52
Accretion of Series B mandatorily redeemable convertible preferred stock	—	—	187
Issuance of common stock in exchange for stockholder notes receivable	—	—	633
Conversion of convertible notes into convertible preferred stock	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

IMPROVENET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

  Nature of the business

        ImproveNet, Inc. ("ImproveNet" or the "Company") was incorporated in California in January 1996 and reincorporated in Delaware in September 1998. The Company is a source for home improvement information and services. Through its ImproveNet.com and ImproveNetPro.com Web sites, matching services and targeted advertising, the Company is creating a national marketplace for home improvement products and services in which homeowners, service providers and suppliers of home improvement products and related services benefit from an organized and efficient online flow of information and communication. The Company generates quality job leads for its network of screened contractors from interested homeowners within their geographic area using its proprietary matching service.

  Basis of Presentation and Liquidity

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

        The Company has incurred substantial and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2001, the Company incurred a loss from operations of approximately $30.8 million and negative cash flows from operations of $21.6 million. As of December 31, 2001 the Company had an accumulated deficit of approximately $130.6 million.

        The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a consolidated net loss of approximately $30.8 million for the year ended December 31, 2001.

        During 2001, the Company restructured its operations and reduced its workforce by 46% of its employee base. The Company continues to face significant risks associated with successful execution of its strategy. These risks include, but are not limited to technology and product development, introduction and market acceptance of new products and services, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace and retention of key personnel.

        The Company may need additional funds for promoting new products and services and working capital required to support increased sales.

        There can be no assurance, however, that such financing would be available when needed, if at all, or on favorable terms and conditions. If results of operations for 2002 do not meet management's expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company's services and products, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services. The Company is uncertain whether its cash balances and cash flow from operations will be sufficient to fund its operations for the next twelve months. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows for operations, then the Company will need to raise additional funding to continue as a going concern.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restricted cash

        At December 31, 2001 and 2000, cash balances of approximately $478,000 and $482,000, respectively, were restricted from withdrawal and held by a bank in the form of certificates of deposit. These certificates of deposit serve as collateral supporting standby letters of credit issued to the Company's landlords as security deposits and will not be available until the leases for the Company's facilities expire. Restricted cash is included in other assets in the accompanying consolidated balance sheets.

Fair value of financial instruments

        The reported amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate fair value due to their short maturities. Based on borrowing rates available to the Company for loans with similar terms, the carrying values of the lines of credit approximate fair value.

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

        In October 2001, management concluded that the acquired companies were providing no ongoing benefit to the Company and wrote-off the remaining unamortized goodwill totaling $287,000.

Revenue recognition

        Revenues are derived from two sources: service revenues and marketing revenues.

Service revenues

        Service revenues include lead fees and win fees from ImproveNet's contractor matching service, enrollment fees from new contractors joining the ImproveNet network, and project revenues from those jobs in which ImproveNet acts as the contractor of record. Lead fees are recognized at the time a homeowner and contractor are matched by the Company and the service provider becomes obligated to pay such fee. Win fees are recognized at the time the service provider or the homeowner notifies the Company that a job has been sold and the service provider becomes obligated to pay such fee. Enrollment fees from service providers are recognized as revenue ratably over the expected period they participate in our contractor matching service, which is initially estimated to be between one and two years. Payments of enrollment fees received in advance of providing services are deferred until the period the services are provided. This deferred revenue is included in current liabilities. Project revenues are recognized on the completed contract method. The Company establishes a refund reserve at the time of revenue recognition based on the Company's historical experience.

Marketing revenues

        Marketing revenues include the sale of banner, SmartLeads and other Web site advertisements. Currently marketing revenues are comprised of:

  •
  Cash advertising;

  •
  Multi-year commercial contracts; and

  •
  Short-term barter advertising

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

  Multi-year commercial contracts

        Commencing in September 1999, the Company entered into multi-year commercial marketing contracts, some of which are with related parties. These commercial contracts generally provided for a fixed annual fee, an advertising or branding package that includes a mix of buttons, banners, SmartLeads and other marketing or branding services, including Find-A-Contractor or Powered by ImproveNet, plus a continuous presence, as defined, on the Company's Web sites. These commercial contracts were for periods ranging between 2 and 12 years, including renewal options. These commercial contracts also include cooperative marketing arrangements under which the Company is obligated to fund, as defined, co-operative branding expenditures on television and in the print media, with or on behalf of the commercial party. Most commercial contracts provide for the Company to spend 50% to 100% of the fees the Company expected to receive. In return, the Company expected to receive significant marketing and branding benefits including better advertising rates, stronger brand recognition, and access to customer databases, direct mail inserts and marketing resources—all designed to generate more traffic to its sites and jobs to its proprietary matching services.

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

  Short-term barter advertising

        Short-term barter marketing revenues results from the exchange by the Company of advertising space on the Company's Web site for reciprocal advertising space on Web sites of third parties. Marketing revenues and sales and marketing expenses arising from these transactions are recorded at fair value as the Company has an established historical practice of receiving cash for similar short-term marketing. Sales and marketing expenses arising from these barter transactions are recognized when the Company's advertisements are delivered on the reciprocal Web site that is typically in the same period in which advertisements are delivered on the Company's Web site. Short-term barter advertising accounted for less than one percent of revenue in 2001 and 2000.

        All barter advertising is recognized in accordance with EITF No.99-17, "Accounting for Advertising Barter Transactions", which was adopted by the Company in 1999. Under EITF No. 99-17, the Company records advertising transactions at fair value only when the Company has an established historical practice of selling similar advertising for cash. The characteristics of the advertising that must be similar include the duration of the display of the advertising, the prominence and positioning of the advertising, the intended audience, the timing of the advertising and its circulation.

Business Risk and Concentration of Credit Risk

        We operate in the Internet industry that is rapidly evolving and intensely competitive. The Company's cash, cash equivalents and restricted cash are held with major financial institutions and such deposits exceed federally insured limits. The Company's customers consist of homeowners, service providers and suppliers of home improvement products and related services within the United States of America. The Company performs ongoing credit evaluations of its customers' financial condition. The Company does not require collateral. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. During the year ended December 31, 2001 two customers accounted for more than 10% of net accounts receivable and during the year ended December 31, 2000, three customers accounted for more than 10% of net accounts receivable. During the years ended December 31, 2001 and 2000, no customer accounted for more than 10% of revenue.

Product Development Costs

        Product development costs are expensed as incurred by the Company. Costs incurred in the design, creation and maintenance of content, graphics and user interface of the Company's Web sites are expensed as incurred in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Advertising

        The Company recognizes advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs." As such, the Company expenses advertising costs as the services are provided. Advertising expenses totaled $4.9 million, $18.4 million, and $15.9 million, during the years ended December 31, 2001, 2000, and 1999, respectively.

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

Stock-based compensation

        The Company follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue accounting for stock-based compensation issued to employees using APB No. 25, "Accounting for Stock Issued to Employees," and, accordingly, pro forma disclosures required under SFAS No. 123 have been presented (see Note 9). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. Stock options and warrants for stock issued to non-employees have been accounted for in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        The Company presents stock-based compensation expense as a separate line item in its consolidated statements of operations, except to the extent that it represents a rebate of revenue and is applied against marketing revenue.

        In connection with the granting of stock options to employees and certain non-employees, the Company has recorded stock-based compensation that is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the related options on an accelerated basis. The amortization of the remaining deferred stock-based compensation at December 31, 2001 will result in additional charges to operations through the year ended December 31, 2003. Future compensation charges would be reduced if any employee terminates employment prior to the expiration of the option vesting period. During the year ended December 31, 2001, certain employees terminated their employment with the Company. As a result, $170,000 of previously recognized stock-based compensation expense associated with unvested options was reversed. Additionally, the unamortized portion of the deferred stock-based compensation charges relating to these terminated employees in the amount of $730,000 was reversed, with a corresponding adjustment to additional paid-in-capital.

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

Recent Accounting Pronouncements

        In June 2001, the Financial Account Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of account for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a significant impact on our financial statements.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles. The adoption of FAS142 did not have a significant impact on our financial statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Accordingly, we will adopt SFAS No. 143 on January 1, 2003. Because we do not presently have any asset retirement obligations, we do not expect the impact of adopting this statement on our results of operations, financial condition, or cash flows to be significant.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and develops a single accounting method under which long-lived assets that are to be disposed by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity, and (2) will be eliminated from the ongoing operations of the entity in disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We are currently assessing the impact of SFAS No. 144 on our financial position and results of operations.

        In September of 2001, the FASB Emerging Issues Task Force, or EITF, issued EITF Issue No. 01-09, "Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF Issues No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Projects," No. 00-14, "Accounting for Certain Sales Incentives," and No. 00-11, "Accounting for "Points' and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future." EITF 00-25, as codified by EITF 01-09 are effective for the interim and year-end periods beginning after December 15, 2001. We are currently assessing the impact of the adoption of this issue on our consolidated financial position, results of operations and cash flows.

NOTE 3—BALANCE SHEET COMPONENTS

Prepaid expenses

	December 31,
	2001	2000
	(In thousands)
Prepaid marketing expenses	$57	$1,721
Other prepaid expenses	492	568

Total prepaid expenses	$549	$2,289

        Prepaid marketing expenses consist of payments made in advance for online and offline advertising for services to be delivered in the following year.

Property and equipment

	December 31,
	2001	2000
	(In thousands)
Computer equipment	$2,132	$2,390
Software	392	371
Furniture, fixtures and other equipment	542	1,849
Leasehold improvements	141	817

	3,207	5,427
Less: accumulated depreciation and amortization	(1,711)	(1,166)

Property and equipment, net	$1,496	$4,261

Other assets

	December 31,
	2001	2000
	(In thousands)
Goodwill, net of amortization of $133 in 2001 and $247 in 2000	$—	$420
Non-competition agreements	—	43
Restricted cash	478	482
Notes receivable from related party, net of allowance of $0 in 2001, $1,261 in 2000	—	239
Other assets	—	108

Total other assets	$478	$1,292

Accrued liabilities

	December 31,
	2001	2000
	(In thousands)
Accrued payroll costs	$1,026	$2,716
Other accrued liabilities	1,241	1,254

Total accrued liabilities	$2,267	$3,970

NOTE 4—RESTRUCTURING

        In March 2001, the Company announced a restructuring plan to reduce costs and improve productivity resulting in a restructuring charge in the first quarter of 2001 of $1,992,000 and $181,000 in the second quarter. In September 2001, the Company announced an additional restructuring plan in an effort to further reduce costs, which totaled $1,448,000 and included the additional termination of employees and the closure of its Camarillo facility located in Southern California and $560,000 in the fourth quarter.

        Of the total restructuring charge of approximately $4.2 million, $629,000 relates to employee termination benefits related to the first quarter restructuring, $209,000 relates to employee termination benefits for the third quarter restructuring, and in the fourth quarter a reduction of $100,000 relates to employee terminations benefit for the first and third quarter restructuring for a total workforce restructuring charge of $738,000. The company terminated approximately 55 employees as of April 1, 2001 and 46 additional employees in September 2001. At the end of the fourth quarter $718,000 of the termination benefits had been paid. This resulted in a remaining liability of $20,000 at December 31, 2001, which is expected to be fully utilized by the first quarter of 2002.

        The Company has downsized its facilities in Northern California in order to increase efficiencies. The restructuring charge of $593,000 in the first quarter and $181,000 in the second quarter relate to facility exit costs and the calculation is based on current market conditions with this amount being reviewed by management on a quarterly basis. An additional $421,000 of restructuring charges for both the Camarillo and the Northern California facilities was recorded in the third quarter and $590,000 recorded in the fourth quarter. After subtracting rental payments made of $167,000 in the second quarter, $184,000 in the third quarter, and $428,000 in the fourth quarter the balance at the end of the fourth quarter is $1,006,000.

        Under the restructuring plan the company took a charge of $770,000, $818,000, and $70,000 net of salvage value, in the first, third, and fourth quarters, respectively, for the write-down of assets included in property, plant and equipment. These assets primarily included office furniture and equipment.

        The restructuring charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the restructuring initiative is executed.

	Facilities	Workforce reductions	Asset write- downs	Total
Balances at January 1, 2001	$—	$—	$—	$—
Charges to operation in 3 months ended 03/31/2001	593	629	770	1,992
Charges utilized in 3 months ended 03/31/2001	—	—	—	—

Balances at March 31, 2001	593	629	770	1,992
Charges to operations in 3 months ended 06/30/2001	181			181
Charges utilized in 3 months ended 06/30/2001	(167)	(411)	(770)	(1,348)

Balances at June 30, 2001	607	218	—	825
Charges to operations in 3 months ended 09/30/2001	421	209	818	1,448
Charges utilized in 3 months ended 09/30/2001	(184)	(134)	(818)	(1,136)

Balances at September 30, 2001	844	293	—	1,137
Charges to operations in 3 months ended 12/31/2001	590	(100)	70	560
Charges utilized in 3 months ended 12/31/2001	(428)	(173)	(70)	(671)

Balances at December 31, 2001	$1,006	$20	$—	$1,026

NOTE 5—ACQUISITIONS

        On September 9, 1999, the Company completed the acquisition of all the assets and business of Contractor Referral Services, LLC ("CRS"), which operated a toll-free telephone contractor referral service. The total acquisition cost was $650,000 and consisted of a cash payment of $550,000 and a holdback of $100,000 retained by the Company. The acquisition was accounted for using the purchase method. Accordingly, the results of operations for CRS have been included in the Company's consolidated statement of operations only from the date of acquisition. In 2001, the $100,000 holdback was paid in full.

        The purchase price was allocated to the acquired assets based on fair values as follows (in thousands):

Accounts receivable and other assets	$64
Licensing right	125
Non-competition agreement	50
Goodwill	411

Total	$650

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

        The purchase price was allocated to the acquired assets and liabilities based on fair value as follows (in thousands):

Current liabilities	$(107)
Non-competition agreement	100
Goodwill	256

Total	$249

NOTE 6—COMMITMENTS AND CONTINGENCIES

Operating leases

        In June 1999, the Company entered into a seven-year lease agreement for an office facility in Redwood City, California (Bay Road). Total future minimum lease payments for the new facility totaled $3,871,000 at the date the agreement was signed. Under the terms of the leases, the Company provided letters of credit as security deposits. In September 1999, the Company assumed the lease obligation of an office facility in Santa Ana, California in connection with the purchase of Contractor Referred Service. The term of the lease is three years. Total future minimum lease payments totaled $66,284 at the date the lease obligation was assumed. In September 1999, the Company entered into a five-year lease agreement for an office facility in Fort Lauderdale, Florida. Total future minimum lease payments totaled $556,000 at the date the agreement was signed. In May 2000, the Company entered into a five-year lease agreement for an office facility in Camarillo, California. Total future minimum lease payments for the new facility totaled $706,000 at the date the agreement was signed. In April 2002, the Company renewed the existing lease of 1286 Oddstad Road, Redwood City, California for an additional two years or a total of $200,000 lease commitment ending March 31, 2004.

Telephone leases

        On December 18, 2000, the company entered into a two year agreement with AT&T for the purchase of voice line communication for the entire company at its various location throughout the United States. The commitment called for the purchase of $700,000 worth of voice communication per year for a total commitment for both years of $1.4 million. The Company, however, is in the process of disputing the commitment with AT&T based on provisions within the agreement that allowed for revision of commitment levels based on actual experience. No resolution has been reached as of the filing of this document.

        Future minimum lease payments under non-cancelable operating leases subsequent to December 31, 2001 are as follows (in thousands):

Year Ending December 31,
2002	$956
2003	917
2004	813
2005	640
2006	402

Thereafter	$3,728

        Rent expense in the years ended December 31, 2001, 2000, and 1999, totaled $448,000, $1,025,000, and $383,000, respectively.

Sales and Marketing Agreements

        The Company has entered into a number of agreements with Internet media companies to purchase online advertising and linkages. The Company expenses the amounts as sales and marketing expenses ratably over the respective terms of the agreements.

        In September 1999, the Company began entering into marketing package agreements under which the Company will exchange marketing services for marketing services with investors in Series D and Series E convertible preferred stock. The minimum future payments under sales and marketing and multi-year commercial contracts as of December 31, 2001 are as follows (in thousands):

Year Ending December 31,
2002	$1,500

$1,500

NOTE 7—MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

NOTE 8—COMMON STOCK

        In fiscal 2000 the Company raised $39.7 million, net of issuance costs, from an IPO of 2,760,000 shares of common stock. The Company has not declared or paid cash dividends as of December 31, 2001. In December 1999, certain employees exercised stock options to purchase 650,381 shares of the Company's common stock at the weighted average exercise price of $0.99. Under the terms of the options, the Company has the right to repurchase the unvested shares of common stock at the original issue price. In the event the employees terminate their employment with the Company, the repurchase rights lapse 90 days after the date of termination. At December 31, 1999, 630,416 shares of common stock were subject to repurchase rights. As consideration for the exercise of these options, the Company accepted promissory notes in the amount of $633,000 from certain officers and employees. These non-recourse promissory notes accrued interest at a rate of 6.2% per annum, and were payable in full in 2002. During 2000, promissory notes of $77,000 were exchanged for common stock. In October 2000, the board of directors approved the forgiveness of the remaining promissory notes in the amount of $556,000 plus interest of $26,000 from certain officers and employees in connection with their exercise of stock options. As a result of the forgiveness of the promissory notes, an additional expense of $582,000 was recorded in the year ended December 31, 2000. During the third quarter of 2001, the Company repurchased all outstanding stock retained by Ronald B. Cooper, President and CEO which had been collateralized against the notes, totaling 400,000 shares with a fair market value of approximately $120,000. See Note 11 for additional details on this related party transaction.

NOTE 9—STOCK OPTIONS

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

Employee Stock Purchase Plan

        The Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan") on December 3, 1999 under which 300,000 shares have been reserved for issuance. The Purchase Plan was effected upon the effective date of the Company's initial public offering ("IPO"). The number of shares reserved under the Purchase Plan will automatically increase on January 1 of each year by the lesser of an amount equal to 1% of the total number of shares outstanding, or 300,000 shares. Under the Purchase Plan, eligible employees may purchase common stock valued at the lesser of $25,000 or 15% of their compensation. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan defined dates. The Purchase Plan was suspended on June 29, 2001.

        A summary of the activity under the plans is set forth.

	Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances, January 1, 1999	203,782	763,968	$0.21
Additional shares authorized	3,000,000
Options granted	(2,377,302)	2,377,302	3.24
Options exercised	—	(930,327)	0.84
Options canceled	352,876	(352,876)	0.46

Balances, December 31, 1999	1,179,356	1,858,067	3.72
Additional shares authorized	65,000
Options granted	(710,353)	710,353	8.36
Options exercised	—	(117,460)	0.34
Options canceled	826,319	(826,319)	6.32
Options canceled to Restricted Share Grant Program	1,147,661	(1,147,661)	5.14

Balances, December 31, 2000	2,507,983	476,980	3.55
Additional shares authorized	23,849
Options granted	(608,800)	608,800	0.77
Options canceled	246,608	(246,608)	2.50

Balances, December 31, 2001	2,169,640	839,172	$1.83

        The following table summarizes information with respect to stock options outstanding at December 31, 2001:

	Options Outstanding
		Weighted Average Remaining Contractual Life (Years)		Options Exercisable
Exercise Price	Number Outstanding		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.10	5,834	5.5	$0.10	5,834	$0.10
$0.11	100,000	9.7	$0.11	—	$0.11
$0.25	194,031	7.2	$0.25	136,033	$0.25
$0.32-$0.44	56,250	9.2	$0.36	3,422	$0.44
$0.56	22,500	9.2	$0.56	—	$0.56
$0.59	20,000	9.2	$0.59	—	$0.59
$0.88	52,250	9.0	$0.88	—	$0.88
1.13	200,000	9.2	$1.13	—	$1.13
1.5	30,583	7.4	$1.50	19,475	$1.50
1.56	4,000	8.3	$1.56	1,259	$1.56
$2.25-$2.38	2,750	8.3	$2.27	1,139	$2.28
$3.94-$4.00	33,177	8.0	$3.95	14,474	$3.95
$6.25-$7.50	77,447	8.0	$6.33	39,019	$6.34
$11.00-$15.00	40,350	8.48	$12.67	19,918	$12.63

	839,172		$1.87	240,573	$2.60

        Options exercisable at December 31, 2000 and 1999 were 48,108 and 751,768.

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

Fair value disclosures

        The fair value of each option grant has been estimated on the date of grant using the minimum value method with the following assumptions:

	Years Ended December 31,
	2001	2000	1999
Weighted average fair values	$0.45	$4.09	$7.06
Assumptions:
Risk-free interest rates	4.25-4.95%	4.99-6.71%	4.30-5.99%
Expected lives	4 years	4 years	4 years
Dividend yield	—	—	—
Volatility	151%	129%	—

        Had compensation cost for the Company's stock option plan been determined based on the fair market values of these stock options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss would have changed to the pro forma amounts as follows (in thousands except per share data):

	Years Ended December 31,
	2001	2000	1999
Net loss attributable to common stockholders	$(30,845)	$(57,784)	$(36,490)
Net loss attributable to common stockholders—pro forma	$(31,066)	$(58,772)	$(36,826)
Basic and diluted net loss per common share	$(1.78)	$(3.65)	$(23.85)
Basic and diluted net loss per common share—pro forma	$(1.79)	$(3.71)	$(24.07)

        The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts. Additional awards in future years are anticipated.

Unearned stock-based compensation

        In connection with certain employee and non-employee stock option grants during 1998 and 1999, the Company recorded unearned stock-based compensation totaling $13,835,000, which is being amortized over the vesting periods of the related options, generally four years using the method set out in FASB Interpretation No. 28 ("FIN 28"). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in higher compensation expense in the earlier vesting periods of the related options. Stock based compensation charges associated with employees who terminate their employment with the Company and have unvested options are reversed. Amortization of this stock-based compensation recognized during the years ended December 31, 2001, 2000, and 1999 totaled approximately $1.4 million, $3.7 million, and $5.1 million respectively, and is classified as a separate component of operating expenses in our consolidated statements of operations.

NOTE 10—WARRANTS

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

        Upon the IPO, the warrants to purchase convertible preferred stock automatically were converted to warrants to purchase common stock of the Company under the same terms.

        During fiscal 2001 warrants to purchase 117,000 shares of Common Stock were exercised for cash proceeds of $2,000.

        The following summarizes the common stock warrants outstanding at December 31, 2001:

Number of Shares	Exercise Price	Term (Years)	Expiration Date
5,000	$1.00	10	June 16, 2007
245,000	$0.01	5	November 23, 2004
100,000	$0.01	5	December 6, 2004
583,333	$13.50	5	December 6, 2004
75,000	$0.01	5	December 12, 2004
259,263	$13.50	5	December 12, 2004

        The company has not issued any warrants in the years ended December 31, 2001 and 2000 respectively. The Company believes that the fair value of the warrants issued is a more reliable measure than the services received because it has recent issuances of its preferred stock to third party investors to indicate fair value. The fair value of the warrants was estimated using the Black-Scholes model and was charged to operating expenses and stock issuance costs in 1997 and 1998. The fair value of the warrants for Series C convertible preferred stock issued in 1999 was simultaneously recorded in additional paid-in capital and also charged to stock issue costs. The fair value of warrants for Series D convertible preferred stock and for common stock issued in 1999 was approximately $2.5 million and approximately $11.3 million, respectively.

        The amortization of warrant stock-based compensation totaled $4 million, $4 million, and $517,000, for the years ended December 31, 2001, 2000, and 1999, respectively. Of these charges, $337,000, $336,000, and $65,000 for the years ended December 31, 2001, 2000, and 1999 respectively was charged against marketing revenue. The remainder was charged against sales and marketing expense. The remaining unearned stock-based compensation from preferred and common warrants granted is being charged over the periods of the related co-marketing agreements, which expire between 2001 and 2011 as follows (in thousands):

Year Ending December 31,
2002	$3,699
2003	325
2004	223
2005	152
2006	152
Thereafter	734

$5,285

        The fair value of each warrant has been estimated on the date of issuance using the term of the warrant and the following assumptions:

	Years Ended December 31,
	2001	2000	1999
Risk-free interest rate	—	—	5.87%
Expected dividends	—	—	—
	Years Ended December 31,
	2001	2000	1999
Volatility	—	—	70.00%

NOTE 11—RELATED PARTY TRANSACTIONS

Notes Receivable from Officer

        In May 1999, the Company entered into an employment related promissory note agreement with its Chairman and Chief Executive Officer, Ronald B. Cooper, whereby the Company agreed to loan the officer up to $500,000. The full amount was loaned in August 1999. The note accrues interest at 5.25% per annum and payable on the earlier of April 1, 2002 or within 90 days after the voluntary termination of the officer's employment or the termination of the officer's employment for cause. The note is collateralized by the officer's shares of stock and options to purchase shares of stock. In April 2000, the Company loaned its Chairman and Chief Executive Officer $1.0 million accruing interest at a rate of 6.46% per annum and repayable on the earlier of April 30, 2002 or when the borrower is able to collateralize or borrow on margin using his Company stock. Both loans are collateralized by the stock owned by the borrower. In accordance with FAS 114 "Accounting by Creditors for Impairment of a Loan", these notes receivable were valued at the market value of the stock held as collateral.

        In the first quarter ended March 31, 2001, the value of the notes receivable was increased by $60,000 to $229,000 to reflect the then market value of the stock held as collateral. There was no significant movement in the market value of common stock during the second quarter. During the third quarter, the Board of Directors determined that it was in the best interests of the Company to settle the notes receivable in order to retain Ronald B. Cooper as President and CEO. In accordance with the terms of the notes, the Company repurchased all outstanding stock, which had been collateralized against the notes, totaling 400,000 shares with a fair market value of approximately $120,000. The balance remaining on the notes receivable of approximately $179,000 was written off during the period ended September 30, 2001. At December 31, 2001, Ronald B. Cooper remains a less than 5% shareholder in ImproveNet. Inc.

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

        The Company entered into multi-year commercial contracts with certain strategic investors, which include cooperative marketing arrangements under which the Company is obligated to fund co-branded advertisements on television and in the print media, with or on behalf of the related commercial party. In the commercial contracts to date, the Company has committed to spend between 50% and 100% of the fees it expects to receive under these commercial contracts with the related commercial party. These commitments are disclosed in Note 6 to the Notes to the Consolidated Financial Statements.

        The accounts payable and accounts receivable balances due to and from related parties reflect the marketing and co-marketing services provided for and by related parties under the multi-year commercial contracts. These balances are settled by the Company on a gross basis without set-off.

        The Company recognized the following amounts in marketing revenues, sales and marketing expense, accounts receivable and accounts payable under multi-year commercial contracts (in thousands):

	Year Ended December 31, 2001
	Revenues	Sales and Marketing Expense	Accounts Receivable	Accounts Payable and Accrued Liabilities
Dow Chemical	$165	$—	$188	$—
Owens Corning	$335	$562	$162	$—
Wickes	$239	$—	$—	$—

NOTE 12—401(K) PLAN

        The Company has adopted a 401(k) savings plan under which eligible employees may contribute the lesser of 20% of their eligible compensation or the annual limit of $10,500 in 2001. In addition, the Company may make discretionary contributions to the plan, although none has been made in any of the periods presented.

NOTE 13—INCOME TAXES

        At December 31, 2001, the Company had net operating loss carry forwards available to offset future regular and alternative minimum taxable income of approximately $106,304,000 and $44,014,000 for federal and state purposes, respectively. These carry forwards expire between 2004 and 2021, if not utilized before these dates. At December 31, 2001, the Company had approximately $67,000 of federal and $52,000 of state research and development credit carryforwards available to offset future taxable income. The federal credits expire in varying amounts beginning in 2018. The state credits carryforward indefinitely. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances.

        The Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets (current):
Net operating losses carryforwards	$38,516	$31,498
Accruals and reserves	1,408	1,651
Research credits	119	119
Depreciation	64	(191)

Gross deferred tax assets	40,107	33,077
Valuation allowance	(40,107)	(33,077)

Net deferred tax assets	$—	$—

        Due to the uncertainty surrounding the realization of the deferred tax assets in future years, the Company has recorded a full valuation allowance against its net deferred tax asset.

NOTE 14—SEGMENT INFORMATION

        The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Through December 31, 2001, foreign operations have not been significant in either revenues or investments in long-lived assets.

        A summary of the Company's revenues by service offering is as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
Service revenues:
Lead fees	$1,645	$1,227	$365
Win fees	3,897	2,812	718
Other fees	263	658	56

Total service revenues	5,805	4,697	1,139
Marketing revenues	1,499	2,757	926

Total service and marketing revenues	$7,304	$7,454	$2,065

        For the years ended December 31, 2001, 2000, and 1999 respectively, no customers represented over 10% of service or marketing revenues.

NOTE 15—SUBSEQUENT EVENTS (UNAUDITED)

        On March 29, 2002, the Company announced a further restructuring plan to continue to reduce operating costs. This involved the termination of an additional 29 employees and the announcement of a plan to close the Florida facility. The Company will continue to operate out of its Redwood City office. As of March 31, 2002, the Company had 34 full time employees.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed, April 11, 2002 on its behalf by the undersigned duly authorized.

IMPROVENET, INC. (Registrant)
By:	/s/ RONALD COOPER Ronald Cooper Chairman, CEO & President

POWER OF ATTORNEY

        Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints Ronald Cooper his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ RONALD COOPER Ronald Cooper Chairman, CEO & President
By:	/s/ ANDREW ANKER Andrew Anker Director
By:	/s/ CHARLES BROWN Charles Brown Director
By:	/s/ GARRETT GRUENER Garrett Gruener Director
By:	/s/ ALEX KNIGHT Alex Knight Director
By:	/s/ BOB STEVENS Bob Stevens Director

Date: April 11, 2002

Schedule II

VALUATION AND QUALIFYING ACCOUNTS (In thousands)

		Additions
Description	Balance at beginning of period	Charges to costs and expenses	Charges to other accounts	Deductions	Balance at end of Period
Allowance for doubtful accounts:
Year ended December 31, 1999	$8	$140	$—	$—	$148
Year ended December 31, 2000	$148	$1,372	$—	$—	$1,520
Year ended December 31, 2001	$1,520	$251	$—	$(1,537)	$234
Valuation allowance for deferred tax assets:
Year ended December 31, 1999	$2,168	$11,240	$—	$—	$13,408
Year ended December 31, 2000	$13,408	$19,669	$—	$—	$33,077
Year ended December 31, 2001	$33,077	$7,030	$—	$—	$40,107
Allowance for notes receivable from related party:
Year ended December 31, 1999	$—	$—	$500	$—	$500
Year ended December 31, 2000	$500	$(1,261)	$1,000	$—	$239
Year ended December 31, 2001	$239	$(239)	$—	$—	$—

S-1

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
ImproveNet, Inc. Form 10-K For the Year Ended December 31, 2001 Index
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Report of Independent Accountants
IMPROVENET, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
IMPROVENET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
IMPROVENET, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
IMPROVENET, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
POWER OF ATTORNEY
  Schedule II
VALUATION AND QUALIFYING ACCOUNTS (In thousands)