Form 10-Q
period 2002-03-31
IMPROVENET INC
filed 2002-05-15
CIK 1043561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2002.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Transition Period from to .

COMMISSION FILE NUMBER 000-29927

IMPROVENET, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0452868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1286 Oddstad Drive Redwood City, CA 94063-2469
(Address of principal executive offices)

(650) 839-8752
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒                            NO ☐

The number of shares outstanding of the registrant’s common stock, $.001 par value, was 17,296,282 as of April 30, 2002

ImproveNet, Inc.

Form 10-Q

For the Quarter Ended March 31, 2002

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

IMPROVENET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2002	December 31, 2001
	(UNAUDITED)
Assets

Current assets:
Cash and cash equivalents	$6,517	$9,612
Accounts receivable, net of allowance of $127 in 2002 and $350 in 2001	622	1,000
Prepaid expenses	452	549
Total current assets	7,591	11,161

Property and equipment, net	681	1,496
Other assets	599	478

Total assets	$8,871	$13,135

Liabilities & Stockholders’ Equity

Current liabilities:
Accounts payable	$360	$636
Accrued liabilities	1,280	2,267
Accrual for restructuring	1,539	1,026
Deferred revenue	218	180
Total current liabilitites	3,397	4,109

Long-term liabilities	10	10

Total liabilities	3,407	4,119

Stockholders’ equity:
Common stock, $.001 par value: Authorized: 100,000,000 shares, Issued and outstanding: 17,296 in 2002 and 17,320 in 2001	17	17
Treasury stock, 139 shares in 2002 and 2001	(56)	(56)
Additional paid-in-capital	144,992	145,362
Unearned stock-based compensation	(4,489)	(5,711)
Accumulated deficit	(135,000)	(130,596)
Total stockholders’ equity	5,464	9,016

Total liabilities and stockholders’ equity	$8,871	$13,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPROVENET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
	(UNAUDITED)	(UNAUDITED)
REVENUES
Service revenues	$1,060	$1,138
Marketing revenues	100	473
Total revenues	1,160	1,611
COST OF REVENUES
Cost of service revenues (excludes stock-based compensation of $(38) in 2002 and $244 in 2001)	734	1,277
Cost of marketing revenues (excludes stock-based compensation of $(16) in 2002 and $88 in 2001)	59	136
Total cost of revenues	793	1,413
Gross profit	367	198
OPERATING EXPENSES
Sales & marketing (excludes stock-based compensation of $826 in 2002 and $1,090 in 2001)	1,170	6,381
Product development	639	1,057
General & administrative (excludes stock-based compensation of $(4) in 2002 and $143 in 2001)	644	1,566
Stock-based compensation	768	1,409
Corporate restructuring	1,587	1,992
Total operating expenses	4,808	12,405

Operating loss	(4,441)	(12,207)
Interest/other income	37	416
Net loss	$(4,404)	$(11,791)
Basic and diluted net loss per common share	$(0.25)	$(0.67)
Weighted average shares used in calculating basic and diluted net loss per common share	17,302	17,672

The accompanying notes are an integral part of these consolidated financial statements.

IMPROVENET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,404)	$(11,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	242	409
Restructuring charges net of cash expenditures
Reduction in force	363	629
Facilities exit costs	150	593
Asset write-downs	—	770
Write-down of assets	562	—
Allowance for doubtful accounts	(222)	107
Amortization of stock based compensation	768	1,409
Warrant charges amortized	84	84
Notes receivable from related party	—	(60)
Net change in operating assets and liabilities:
Accounts receivable	601	(395)
Prepaid expenses	97	703
Other assets	(116)	(1)
Accounts payable and accrued liabilities	(1,263)	(1,824)
Deferred revenue	38	(102)
Net cash 1used in operating activities	(3,100)	(9,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(38)
Restricted cash	5	(60)
Net cash (used in) provided by investing activities	5	(98)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of offering costs	—	76
Payment of long-term debt	—	9
Net cash provided by financing activities	—	85

Net decrease in cash and cash equivalents	(3,095)	(9,482)
Cash and cash equivalents, beginning of period	9,612	31,565
Cash and cash equivalents, end of period	$6,517	$22,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPROVENET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — FORMATION AND BUSINESS OF THE COMPANY

Nature of the business

ImproveNet, Inc. (“ImproveNet” or the “Company”) (formerly Netelligence, Inc.) was incorporated in California in January 1996 and reincorporated in Delaware in September 1998. The Company is a source for home improvement information and services on the Internet. Through its ImproveNet.com and ImproveNetPro.com Web sites, matching services and targeted advertising, the Company is creating a national marketplace for home improvement products and services in which homeowners, service providers and suppliers of home improvement products and related services benefit from an organized and efficient online flow of information and communication. The Company generates quality job leads for its network of screened contractors from interested homeowners within their geographic area using its proprietary matching service.

Basis of Presentation

The accompanying interim condensed consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual condensed consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2002, results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. The Company’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the audited condensed consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Form 10-K filed on April 12, 2002 with the Securities and Exchange Commission. The balance sheet at December 31, 2001 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. Such disclosures are contained in our annual report on Form 10-K.

The Company has completed several rounds of private equity financing and raised, in its initial public offering, approximately $39.7 million, net of issuance costs, in March 2000. However, the Company has incurred substantial and negative cash flows from operations in every fiscal period since inception. For the period ended March 31, 2002, the Company incurred a loss from operations of approximately $4.4 million and negative cash flows from operations of $3.1 million. As of March 31, 2002 the Company had an accumulated deficit of approximately $135 million.  Management expects operating losses and negative cash flows to continue for the foreseeable future.

The Company expects that losses will decrease from fiscal year 2001 levels due to new sales initiatives and operational cost efficiencies, through decreased marketing expenditure and reductions in its workforce. Operational cost efficiency restructuring has already been initiated - the Company reduced its workforce by 7% in 2000, 46% in 2001, and 69% as of the first quarter ended March 31, 2002. If working capital decreases significantly the Company could further reduce expenses by further reductions in headcount. The Company has $6.5 million of cash and cash equivalents as at March 31, 2002. Failure to generate sufficient revenues, raise additional capital or reduce certain operational discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives.

NOTE 2 — NET LOSS PER SHARE

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

Options to purchase approximately 0.6 million shares and warrants to purchase approximately 1.3 million shares were outstanding as of March 31, 2002.

The reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per common share follows: (in thousands, except per share amounts):

	Three Months Ended, March 31
	2002	2001
Numerator
Net loss attributable to common stockholders	$(4,404)	$(11,791)

Denominator
Weighted average common shares	17,304	18,376
Weighted average common shares subject to repurchase	(2)	(704)

Denominator for basic and diluted calculation	17,302	17,672
Basic and diluted net loss per common share	$(0.25)	$(0.67)

NOTE 3 — MULTI-YEAR COMMERCIAL CONTRACTS

Commencing in September 1999, the Company entered into multi–year commercial marketing contracts, some of which are with related parties. These commercial contracts generally provided for a fixed annual fee, an advertising or branding package that includes a mix of buttons, banners, SmartLeads and other marketing or branding services, including Find–A–Contractor or Powered by ImproveNet, plus a continuous presence, as defined, on the Company’s Web sites. These commercial contracts were for periods ranging between 2 and 12 years, including renewal options. These commercial contracts also include cooperative marketing arrangements under which the Company is obligated to fund, as defined, co–operative branding expenditures on television and in the print media, with or on behalf of the commercial party. Most commercial contracts provide for the Company to spend 50% to 100% of the fees the Company expected to receive. In return, the Company expected to receive significant marketing and branding benefits including better advertising rates, stronger brand recognition, and access to customer databases, direct mail inserts and marketing resources—all designed to generate more traffic to its sites and jobs to its proprietary matching services.

As the Company does not have an established historical practice of selling advertising for cash for similar multi–year commercial contracts, the Company has not assigned any value to the exchange of services or barter element of these transactions and accordingly, the Company has not recorded either revenue or sales and branding expense for the barter element. However, some of these multi–year commercial contracts do generate an overall net cash component to the Company, and in these cases, the Company has recorded revenue based on the cash received or receivable under the contract, net of the obligation, if any, to reimburse the commercial party for the cooperative branding and other marketing services. These revenues are recognized over the term of the commercial contract once marketing and other services have been delivered to the commercial party and collection of the resulting net receivable is deemed probable.

Furthermore, in connection with certain of these multi–year commercial contracts, the Company also issued warrants to purchase shares of the Company’s common stock to the commercial parties. These warrants have been valued by the Company using the Black Scholes option-pricing model. As the fair value of these warrants represent an additional rebate on the revenue otherwise recorded under the contracts, the amortization of the warrants is further netted against this revenue over the term of the respective commercial contract. To the extent that there is insufficient revenues, the remaining amortization of warrant stock–based compensation is expensed and characterized as sales and marketing expense.

For the three months ended March 31, 2002, the Company did not have any barter element amounts for these commercial contracts.

NOTE 4 — SEGMENT INFORMATION

The Company currently operates in a single business segment, as there is only one measurement of profitability for its operations.  Through March 31, 2002, foreign operations have not been significant in either revenues or investments in long-lived assets.

A summary of the Company’s revenue by service offerings is as follows (in thousands):

	Three Months Ended, March 31,
	2002	2001
Service revenues:
Lead fees	$563	$336
Win fees	220	704
Other fees	277	98
Total service revenues	1,060	1,138
Marketing revenue	100	473
Total service and marketing revenues	$1,160	$1,611

For the three-month periods ended March 31, 2002 and 2001, no customers represented over 10% of service or marketing revenues.

NOTE 5 — COMPREHENSIVE LOSS

The Company follows SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There was no difference between the Company’s net loss and its comprehensive loss for any of the periods presented in the accompanying condensed consolidated statements of operations.

NOTE 6 — RESTRUCTURING ACCRUAL

During 2001 the Company announced several restructuring plans to reduce costs and to improve productivity.  These related to facilities costs, workforce reductions and asset write-downs.

During 2001 the Bay Road, Redwood City, and Camarillo facilities were closed and the Company took a charge of approximately $1.8 million. Approximately $780,000 of rental payments were made during the year resulting in an accrual as at December 31, 2001 of $1 million.   During 2001 the Company terminated 101 employees and incurred a charge of $738,000 for termination benefits which were almost fully utilized as at December 31, 2001.  In addition under the restructuring plan the Company took a charge of approximately $1.7 million net of salvage value in the year ended December 31, 2001 for the write-down of assets included in property, plant, and equipment.  These assets primarily included office furniture and equipment.

In February and March 2002, the Company announced further restructuring plans to further reduce costs and to improve productivity which including the closure of its Ft. Lauderdale, Florida, facility, the termination of 71 employees, and asset write-downs.

In the first quarter of 2002 an additional $391,000 restructuring charges were recorded relating to the exiting costs of Ft Lauderdale, Florida and the Northern California facility.  After subtracting rental payments made of $241,000 the balance at March 31,2002 is $1.2million, of which approximately $80,000 relates to Ft. Lauderdale and the remainder relates to the facilities closed as part of the restructurings in the prior year.

The Company recorded $634,000 of costs relating to employee termination benefits, of which $271,000 was utilized in the period.  The remaining liability of $383,000 is expected to be fully utilized by the fourth quarter of 2002.  Under the restructuring plan the Company took a charge of $562,000 net of salvage value in the first quarter, for the write-down of assets included in property, plant and equipment.  This was fully utilized in the period.

The restructuring charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time.  The amounts the Company may ultimately incur may change as the restructuring initiative is executed.

The activity impacting the accrual for restructuring charges through the first quarter ending March 31, 2002 are summarized in the table below:

(In thousands)	Facilities	Workforce reductions	Asset write-downs	Total
Balance at December 31, 2000	$—	$—	$—	$—

Charges to operations in three months ended March 31, 2001	593	629	770	1,992
Charges utilized in three months ended March 31, 2001	—	—	—	—
Balance at March 31, 2001	593	629	770	1,992

Charges to operations in three months ended June 30, 2001	181	—	—	181
Charges utilized in three months ended June 30, 2001	(167)	(411)	(770)	(1,348)
Balance at June 30, 2001	607	218	—	825

Charges to operations in three months ended September 30, 2001	421	209	818	1,448

Charges utilized in three months ended September 30, 2001	(184)	(134)	(818)	(1,136)
Balance at September 30, 2001	844	293	—	1,137

Charges to operations in three months ended December 31, 2001	590	(100)	70	560

Charges utilized in three months ended December 31, 2001	(428)	(173)	(70)	(671)
Balance at December 31, 2001	1,006	20	—	1,026

Charges to operations in three months ended March 31, 2002	391	634	562	1,587
Charges utilized in three months ended March 31, 2002	(241)	(271)	(562)	(1,074)
Balance at March 31, 2002	$1,156	$383	$—	$1,539

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with “Selected condensed consolidated financial Data” and our condensed consolidated financial statements and notes included elsewhere in this Report on Form 10-Q.  The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Report on Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Report on Form 10-Q. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Business Risks” below as well as those discussed elsewhere.

OVERVIEW

Our business started in January 1996 as a regional contractor matching service, and we spent most of 1996 and 1997 building our service provider database, developing our services and technology, recruiting personnel and raising capital. We launched our Web site and homeowner/service provider matching service on a national scale in August 1997. In December 1998, we began selling Web site advertising and direct marketing services to suppliers of home improvement products as a way to send targeted messages about their products, including product promotions, to homeowners at the time of purchase, as well as to our network of service providers. In March 1999, we began to hire our new senior management team, including our chief executive officer. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999, respectively.  These entities were integrated into our operations during the course of calendar year 2000.  In March 2000, we completed our IPO.  From January through June 2000 we spent substantial amounts primarily on marketing and marketing related activities, as well as the development and expansion of our service and operations infrastructure. In July 2000 we had a reduction in force, reducing our staff by approximately 7%.  In March 2001 we restructured our operations, resulting in a staff reduction of 25% and we closed our largest facility in Redwood City, California.  In September 2001 we further reduced our staff by 29% and closed our Camarillo, California facility.  At December 31, 2001, we employed 111 full-time employees. In the first quarter 2002, we reduced staff by an additional 69%.  We currently have approximately 34 full-time employees.

We currently generate the majority of our revenues from service provider referral services, installed sales services, marketing packages and advertisements placed on our Web site. We generate service revenues primarily in the form of lead fees and win fees from our service providers and, to a much lesser extent, other fees for the enrollment of service providers.  We generate installed sales revenue from the fees that we charge home improvement suppliers (primarily Home Depot) to provide labor services when they sell products on an installed basis. We generate marketing revenues from the sale of banner, button and other advertising on our Web sites, from the sale of SmartLeads generated from the traffic of homeowners visiting our Web sites and from the sale of Find-A-Contractor or Powered by ImproveNet products Our marketing revenues generally come from suppliers of home improvement products.

RESULTS OF OPERATIONS

REVENUES

Our revenues decreased to approximately $1.2 million for the three months ended March 31, 2002 from approximately $1.6 million for the three months ended March 31, 2001, a decrease of $451,000 or 28%.

The decrease in service revenues was due to a decrease in match rate and win rate due to restructuring during the quarter.  The decline in marketing revenues reflects the overall softening of the market for online advertising and marketing services due to current economic conditions. ImproveNet also completed contracts in the fourth quarter 2001 that were not renewed this year.

The following table and discussion highlights our revenues for the three months ended March 31, 2002 and 2001 (In thousands):

	Three Months Ended, March 31,
	2002		2001
		% Change
Revenues:
Service Revenue	$1,060	-7%	$1,138
Marketing Revenue	100	-79%	473

Total Revenue	$1,160	-28%	$1,611

Service Revenues

Service revenues decreased to $1,060,000 for the three months ended March 31, 2002 from $1,138,000 for the three months ended March 31, 2001, a decrease of $78,000 or 7%.

As of October 15, 2001, additional pricing changes were announced wherein service providers pay an individual lead fee based on the budgeted dollar value of the job.  This lead fee ranges from $10 to $100.  Additionally our service providers pay a fee of 1% (based on actual contract value) for all jobs they win.  The win fee is waived for all jobs with an actual contract value less than $2,500.

Lead fee revenues are recognized at the time the service providers and the homeowner are first matched, while win fee revenues are recognized at the time the service provider or the homeowner notifies us that a job has been sold. For both lead fees and win fees, the recognition of revenues coincides with the service providers’ obligation to pay us. The following table details the components of service revenues, based on a percentage of service revenues:

	Three Months Ended, March 31,
	2002	2001
Lead Fees	53%	30%
Win Fees	21%	62%
Other Fees	26%	8%

Total Service Revenue	100%	100%

The revenues we generate from lead and win fees are largely a function of:

•                  The number of job submissions;

•                  The effectiveness in finding a service provider or match for each job submission;

•                  The success of the service provider to win a job; and

•                  The amount we charge the service provider for a lead or a win.

The following table provides information on some of our key business metrics (numbers in thousands):

Key Metrics (In thousands)	Three Months Ended, March 31,
	2002	2001
Job submissions	25.4	35.4
Matched jobs	7.4	23.8
Won jobs	1.0	2.5

Matched Jobs as a % of job submissions	29.1%	67.2%

Won Jobs as a % of job submissions	3.9%	7.1%

Revenues from new service provider enrollment fees are recognized as revenue ratably over the expected period they participate in our contractor matching service, which is initially estimated to be one year. Revenues from premium service fees to homeowners are recognized at the time the service is provided.

Marketing Revenues

Marketing revenues decreased to $100,000 for the three months ended March 31, 2002 from $473,000 for the three months ended March 31, 2001, a decrease of $373,000 or 79%.

We generate marketing revenues from the sale of banner, button and other advertising on our Web sites, and from the sale to suppliers of SmartLeads generated from the traffic of homeowners visiting our Web sites and from the sale of Find-A-Contractor or Powered by ImproveNet products Our marketing revenues generally come from suppliers of home improvement products.

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

Multi-year Commercial Contracts

Commencing September 1999, we entered into multi-year commercial contracts, some of which are with related parties. These commercial contracts generally provide for a fixed annual fee, an advertising or branding package that includes a mix of buttons, banners, SmartLeads and other marketing or branding services, including Find-A-Contractor or Powered by ImproveNet, plus a continuous presence, on our Web sites. These commercial contracts are for periods ranging between 2 and 12 years, including renewal options. These commercial contracts also include cooperative marketing arrangements under which we are obligated to fund cooperative branding expenditures on television and in the print media, with or on behalf of the commercial party. Most commercial contracts provide for us to spend 50% to 100% of the fees that we expect to receive. In return, we expect to receive significant marketing and branding benefits including better advertising rates, stronger brand recognition, and access to customer databases, direct mail inserts and marketing resources - all of which are designed to generate more traffic to sites and jobs to proprietary matching services.

We do not have an established historical practice of selling advertising for cash for similar multi-year commercial contracts, we have not assigned any value to the exchange of services or barter element of these transactions and accordingly, we have not recorded either revenue or sales and branding expense for the barter element. However, some of these multi-year commercial contracts do generate an overall net cash component, and in these cases we have recorded revenue based on the cash received or receivable under the contract, net of the obligation, if any, to reimburse the commercial party for the cooperative branding and other marketing services. These revenues are recognized over the term of the commercial contract once advertising and other services have been delivered to the commercial party and collection of the resulting net receivable is deemed probable. Revenue from multi-year commercial contracts, net of warrant charges, was nil for the three months ended March 31, 2002, and $425,000 for the three months ended March 31, 2001.

Furthermore, in connection with certain of these multi-year commercial contracts, we issued warrants to purchase shares of our common stock to the commercial parties. These warrants have been valued by us using the Black Scholes option-pricing model. As the fair value of these warrants represent an additional rebate on the revenue otherwise recorded under the contracts, the amortization of the warrants is further netted against this revenue over the term of the respective commercial contract. To the extent that there are insufficient revenues, the remaining amortization of warrant stock-based compensation is expensed and characterized as sales and branding expense.

Total revenues may be analyzed as follows (in thousands):

	Three Months Ended, March 31,
	2002	2001
Service revenues	$1,060	$1,138
Marketing revenues	100	876
Less: Amounts invoiced and accrued under multi-year commercial contracts with related parties	—	(319)
Less: Amortization of warrant stock-based compensation	—	(84)
Total marketing revenues	100	473

Total revenues	$1,160	$1,611

OPERATING EXPENSES

Cost of Revenues

Our cost of revenues decreased to $793,000 for the three months ended March 31, 2002 from $1,413,000 for the three months ended March 31, 2001, a decrease of $620,000 or 44%.

Cost of revenues consists of materials and related subcontractor labor costs for premiere kitchen and bath remodels, employee payroll and related costs and occupancy, telecommunications and other administrative costs for our project service group, which is responsible for all phases of our proprietary matching services and includes our project advisors. In addition, cost of revenues includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation.  The decrease in the cost of revenue was a result of the restructuring during the first quarter of 2002.

Cost of Service Revenues

Our cost of service revenues decreased to $734,000 for the three months ended March 31, 2002 from $1,277,000 for the three months ended March 31, 2001, a decrease of $543,000 or 43%.

The decrease in the cost of service revenues was primarily a result of the restructuring as at March 31, 2002, which reduced payroll and related costs, facilities and related costs, as well as the leveraging of our infrastructure against revenues.

Cost of Marketing Revenues

Our cost of marketing revenues decreased to $59,000 for the three months ended March 31, 2002 from $136,000 for the three months ended March 31, 2001, a decrease of $77,000 or 57%.

Cost of marketing revenue includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation. The decrease in the cost of marketing revenue was a result of the restructuring during the first quarter of 2002.

Sales and Marketing

Our sales and marketing expense decreased to approximately $1.2 million for the three months ended March 31, 2002 from approximately $6.4 million for the three months ended March 31, 2001, a decrease of approximately $5.2 million or 81%.

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

Product Development

Our product development expenses decreased to $639,000 for the three months ended March 31, 2002 from $1,057,000 for the three months ended March 31, 2001, a decrease of $418,000 or 40%.

Our product development costs include the payroll and related costs of our editorial and technology staff, fees for contract content providers, other costs of Web site design and new technologies required to enhance the performance of our Web sites.

The decrease in product development expenses was primarily attributable to decreased payroll and related costs and decreased usage of contract content providers.  We expect product development costs to remain at these levels or decline for the foreseeable future.

General and Administrative

Our general and administrative expenses decreased to $644,000 for the three months ended March 31, 2002 from $1,566,000 for the three months ended March 31 2001, a decrease of $922,000 or 59%.

Our general and administrative expenses include payroll and related costs and travel, recruiting, professional and advisory services and other general expenses for our executive, finance, legal, and human resource departments. The decrease in our general and administrative expenses was a result of the restructuring during the first quarter of 2002.

Corporate Restructuring

During the first quarter ended March 31, 2002, the Company announced additional restructuring plans which resulted in a total charge of $1.6 million of which $634,000 related to reduction in workforce costs, $391,000 related to facility exit costs, and $562,000 related to asset write-downs.  During the first quarter of 2002, a total of $1,074,000 of costs was charged against the restructuring accrual of which $271,000 related to reduction in workforce costs, $241,000 related to facility exit costs, and $562,000 related to asset write-downs.

(In thousands)	Facilities	Workforce reductions	Asset write-downs	Total
Balance at December 31, 2000	$—	$—	$—	$—

Charges to operations in three months ended March 31, 2001	593	629	770	1,992
Charges utilized in three months ended March 31, 2001	—	—	—	—
Balance at March 31, 2001	593	629	770	1,992

Charges to operations in three months ended June 30, 2001	181	—	—	181
Charges utilized in three months ended June 30, 2001	(167)	(411)	(770)	(1,348)
Balance at June 30, 2001	607	218	—	825

Charges to operations in three months ended September 30, 2001	421	209	818	1,448

Charges utilized in three months ended September 30, 2001	(184)	(134)	(818)	(1,136)
Balance at September 30, 2001	844	293	—	1,137

Charges to operations in three months ended December 31, 2001	590	(100)	70	560

Charges utilized in three months ended December 31, 2001	(428)	(173)	(70)	(671)
Balance at December 31, 2001	1,006	20	—	1,026

Charges to operations in three months ended March 31, 2002	391	634	562	1,587
Charges utilized in three months ended March 31, 2002	(241)	(271)	(562)	(1,074)
Balance at March 31, 2002	$1,156	$383	$—	$1,539

Stock-based Compensation

Our stock-based compensation expenses decreased to $768,000 for the three months ended March 31, 2002 from $1,409,000 for the three months ended March 31, 2001, a decrease of $641,000 or 45%.  The decrease in our stock-based compensation expenses is due to the workforce reduction associated with the restructuring initiatives in the first quarter.

In connection with certain employee and non–employee stock option grants during 1998 and 1999, the Company recorded unearned stock–based compensation totaling $13,385,000 which is being amortized over the vesting periods of the related options, generally four years using the method set out in FASB Interpretation No. 28 (“FIN 28”). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in higher compensation expense in the earlier vesting periods of the related options. Stock based compensation charges associated with employees who terminate their employment with the Company and have unvested options are reversed.

Interest Income

Our interest income decreased to $37,000 for the three months ended March 31, 2002 from $416,000 for the three months ended March 31, 2001, a decrease of $379,000 or 91%.

The decrease in interest income in the quarter is attributable to a decrease in our average invested cash balances. We expect a decline in our interest income during the remainder of 2002 due to the expected decline in our cash and cash equivalents balances during the year.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $6.5 million at March 31, 2002, a decrease of $3.1 million or 32% from $9.6 million at December 31, 2001. The decrease primarily came from the $3.1 million cash used in operating activities.

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

Net cash used in operating activities was $3.1 million in the three months ended March 31, 2002, a decrease of $6.4 million or 67% from $9.5 million at March 31, 2001.  Net cash used in operating activities resulted primarily from our net loss before non-cash charges for amortization of stock-based compensation, depreciation, and allowances for doubtful accounts, offset by smaller changes in operating assets and liabilities.

Net cash provided by investing activities was $5,000 in the three months ended March 31, 2002, an increase of $103,000 or 105% from net cash used of $98,000 at March 31, 2001. Net cash provided by investing activities was a result of interest earned from the restricted cash.

There were no cash flows from financing activities in the three months ended March 31, 2002, a decrease of $85,000 since the prior year.

Our capital requirements depend on numerous factors, including the success of our strategies for generating revenues and the amount of resources we devote to operating activities.  Our expenditures have substantially decreased as a result of our restructuring. Based on the realignment of our resources, we expect a decrease in most of our operating expenses categories detailed above for the year 2002 as compared to year 2001. We do expect to experience ongoing operating losses for the foreseeable future. Pursuant to the agreement with Microsoft that we entered into during December 1999 and renegotiated in April 2002, an annual fee of $400,000 is due and payable to Microsoft in 2002 for services through April 2003.  Pursuant to the two-year agreement with AT&T that we entered into during December 2000 of $1.4 million, the Company is in the process of disputing the commitment based on provision within the agreement that allowed for revision of commitment levels based on actual experience.  No resolution has been reached as of the filing of this document.  As at March 31, 2002, operating lease commitments of approximately $3.1 million are payable over the next four years.

Our limited operating history and operating losses have limited our ability to obtain vendor credit or extended payment terms and bank financing on favorable terms; accordingly, we depend on our cash and cash equivalent balances to fund our operations.

We currently believe that our available cash resources will be sufficient to meet our anticipated needs for operations and capital expenditures for at least the next 12 months. We will strive to make ongoing realignments, as required, to achieve positive cash flow with our existing cash resources. We are additionally decreasing our marketing expenditures to assist us in maintaining our available cash resources.  We may need to raise additional funds, however, in order to develop new or enhance existing services, to respond to competitive pressures or to acquire complementary businesses, services or technologies. If we raise additional funds by selling equity securities, the percentage ownership of our stockholders will be reduced. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds were not available on acceptable terms, our ability to fund expansion, react to competitive pressures, or take advantage of unanticipated opportunities would be substantially limited. If this occurred, our business would be significantly harmed. We will continue to evaluate our needs for funds based on our assessment of access to public or private capital markets and the timing of our need for funds. Although we have no present intention to conduct additional public equity offerings, we may seek to raise these additional funds through private or public debt or equity financings.

RISK FACTORS THAY MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This document contains certain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipates’,

“believes”, “continue”, “could”, “estimates”, “expects”, “intends”, “plans”, “potential”, “predicts”, “should” or “will” or the negative of these terms or other comparable terminology which are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company’s actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the Company’s Annual Report on Form 10-K.

We have large accumulated losses, we expect future losses, and we may not achieve or maintain profitability.

We have incurred substantial losses and used substantial cash to support our operations as we have expanded our sales and marketing programs, funded the development of our services, promoted our Web sites and matching service and expanded our operations infrastructure. As of March 31, 2002, our accumulated loss was approximately $135 million. We expect our expenditures on sales and marketing activities, support field services and the development of new products, services and technologies to continue at a reduced rate, as we restructured our business in February and March 2002. These restructuring included operational efficiencies caused by headcount reductions of approximately 69%. We will continue to lose money unless we significantly increase our revenues. We cannot predict when, if ever, we will operate profitably.

We are an early stage company and we have recently restructured our business to offer new services. As a result, we have a limited history, which makes it difficult to evaluate our business.

We were incorporated in January 1996; however, we did not begin offering home improvement services on the Internet until August 1997. In December 1998, we began selling Web site advertising. Until March 1999, we focused primarily on building our network of service providers and refining our matching services processes. In March 1999, we hired our Chief Executive Officer and commenced recruiting our senior management team. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. In November 1999, we launched our customized Web site for service providers. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999. We experienced reductions in force in July 2000. In the second half of 2000 we significantly reduced our marketing expenditures. In the first and third quarters of 2001 and most recently as of March 2002, we implemented cost restructuring initiatives that included a reduction in workforce. Furthermore, even if our business is successful, we may change our business to enter into new business areas such as our Premiere Services offerings, which are in the process of launching into selected geographic regions.  These and other new business initiatives are areas in which we do not have extensive experience.

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

Our market is competitive and we may suffer price reductions, be unable to attract homeowners to our Web site, be unable to maintain our service provider network or enter into new multi–year commercial contracts if we do not compete effectively.

The market for our services is intensely competitive, evolving and subject to rapid technological change. To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our online and offline services in order to attract homeowners to our Web site and maintain our service provider network. We expect the intensity of competition to increase in the future. Increased competition may result in changes in our pricing model, fewer homeowners visiting our Web site, service providers leaving our network, less marketing revenue, reduced gross margins and loss of market share, any one of which could significantly reduce any future profitability. In addition, technological barriers to entry are relatively low. As a result, current competitors, including local referral businesses and online referral companies including ServiceMagic.com, iMandi, Bid Express, and Contractor.com as well as potential competitors such as The Home Depot, Lowe’s and Sears Roebuck & Company who have launched Web sites similar to ours that could gain broader market acceptance based on content, products and services.

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

Homeowners and service providers may be reluctant to accept an Internet–based service provider matching service.

Currently most homeowners use traditional means including word–of–mouth referrals, Yellow Pages and local contractor matching services to obtain service providers for their home improvement projects. In addition, many service providers do not use the Internet for business purposes and may be reluctant to become part of a network of service providers on an Internet–based service provider matching service. If homeowners do not use our matching service or service providers do not join our network, we will not be able to generate significant revenues from either services or advertising.

If we do not attract and retain a network of high quality service providers, our business could be harmed.

We expect to derive the majority of our revenues from our network of service providers in the form of payments for each homeowner referral that we provide to them and for each home improvement project that they win. Our business is highly dependent on homeowners’ use of our Web site to find service providers for their home improvement projects so that service providers will achieve a satisfactory return on their participation in the ImproveNet program.

A key element of the growth of our business is the pace at which service providers adopt the ImproveNet matching process. This adoption includes responding to homeowner inquiries within 72 hours, providing a competitive, firm quote to homeowners quickly, and paying the service fees to ImproveNet. We devote significant effort and resources to screening and supporting participating service providers and to developing programs that monitor service providers’ job wins and that collect service fees from service providers for these wins. Our inability to screen and support service providers effectively, or the failure of our service providers to respond professionally and in a timely manner to homeowner inquiries, could result in low homeowner satisfaction and harm our business. In addition, the failure of our service providers to win home improvement projects, report their wins to us, or pay us service fees could harm our business.

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

Our service providers are responsible for paying us a win fee for each job that they obtain from us. We ask service providers not to pass on the cost of the win fee to the homeowner. However, we do not currently provide any guarantee to the homeowner that our service providers have not raised their rates to cover the win fee nor do we audit or plan to audit our service providers to confirm that they have not raised their rates. Homeowners may believe that they are indirectly paying us our win fee through the higher rates of service providers and, therefore, choose to select service providers through word–of–mouth referrals, Yellow Pages, local contractor matching services or other means rather than using our matching service. If homeowners choose not to use our service, we will lose service revenues and visitors to our Web sites and our business will be harmed.

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

We depend on third–party relationships to attract visitors to our Web sites.

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

We purchase preferential placement on high–traffic Web sites. We believe these Web sites can help us to increase the number of visitors to ImproveNet.com. Web site traffic originated from AltaVista, Excite@Home, Lycos, Microsoft HomeAdvisor and Yahoo! There is intense competition for preferential placements on these Web sites. If we lose our relationships with any one of these Web sites, job submissions on ImproveNet.com may decrease and we may not be able to enter into commercially reasonable contracts with replacement high–traffic Web sites, if at all.

We depend on third–party relationships to provide software tools and infrastructure.

We integrate third–party software into our service offerings on our Web sites. We would be harmed if the providers from which we license software ceased to deliver and support reliable products, to enhance their current products, or to respond to emerging industry standards. In addition, third–party software may not continue to be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain or obtain, this software could limit the features available on our Web sites, which could harm our business.

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

We depend upon our ability to develop and protect our intellectual property rights, including our databases of homeowners and service providers and our internally–developed matching criteria and algorithms, to distinguish our services from our competitors’ services. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have no issued patents. Our databases are protected by trade secret laws and our matching service is protected primarily by trade secret and copyright laws. Existing laws afford only limited protection of intellectual property rights. Attempts could be made to copy or reverse engineer aspects of our processes or services or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our intellectual property rights against unauthorized third–party copying or use. Furthermore, policing the unauthorized use of our intellectual property is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights. The use by others of our proprietary rights could harm our business.

Our services could infringe the intellectual property rights of others causing costly litigation and the loss of significant rights.

Third parties could claim that we have infringed their intellectual property rights by claiming that our matching service infringes their patents, trade secrets or copyrights. In the ordinary course of business, we have received, and may receive in the future, notices from third parties claiming infringement of their proprietary rights. In addition, providers of goods and services over the Internet are increasingly subject to claims that they infringe patents that cover basic elements of electronic commerce. The resolution of any claims could be time–consuming, result in costly litigation, delay or prevent us from offering our services or require us to enter into royalty or licensing agreements, any of which could harm our business. In the event an infringement claim against us is successful and we cannot obtain a license on acceptable terms, license a substitute technology or redesign our services, our business would be harmed. Furthermore, former employers or our current and future employees may assert that our employees have improperly disclosed to us or are using confidential or proprietary information in our business.

If we experience system failures, our reputation would be harmed and users might seek alternative service providers, causing us to lose revenues.

We depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Substantially all of our computer hardware for operating our Web sites is currently located at Qwest Communications in Sunnyvale, California, with backups located at our facility in Redwood City, California. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break–ins, sabotage, intentional acts of vandalism and similar misconduct. We do not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services, and we do not carry business interruption insurance to compensate us for losses that could occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems either at Qwest or at our facility could result in interruptions in our services. Any damage to or failure of our systems could result in interruptions in our service. In addition to placing an increased burden on our engineering staff, any system failure could create user questions and complaints that must be responded to by our customer support personnel. The system failures of various third–party Internet service providers, online service providers and other Web site operators could result in interruptions in our service to those users who require the services of these third–party providers and operators to access our Web sites. These interruptions could reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable. Since we have been keeping logs of our Web sites, our ImproveNet.com Web site has been unintentionally interrupted for periods ranging from two minutes to one hour, the latter prior to February 2000.

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

We use internally developed systems for operating our services and processing our transactions, including billing and collections processing. We must continually improve these systems in order to accommodate the use of our Web sites. If we add new features and functionality to our services, we could be required to develop or license additional technologies. Our inability to add additional software and hardware or upgrade our technology, transaction processing systems or network infrastructure could cause unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of the users’ experience, delays in accounts receivable collection or losses of recorded financial information. Our failure to provide new features or functionality also could result in these consequences. The required hardware may not be readily available or affordable and we may be unable to effectively upgrade and/or expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business.

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

Legislative and regulatory initiatives regarding the collection and use of our users’ personal information may result in liability and expenses.

Current computing and Internet technology allows us to collect personal information about our users. In the past, the Federal Trade Commission has investigated companies that have sold personal information to third parties without permission or in violation of a stated privacy policy. Currently, we collect personal information only with the users’ consent and under our privacy policy. If we begin collecting or selling personal information without permission or in violation of our privacy policy, we could face potential liability for compiling and providing information to third parties.

The imposition of additional state and local taxes on Internet–based transactions would increase our cost of doing business and harm our ability to become profitable.

We file state tax returns as required by law based on principles applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales and use tax collection obligations on out–of–state companies such as ours that engage in or facilitate Internet–based commerce. A number of proposals have been made at state and local levels that could impose taxes on the sale of products and services through the Internet or the income derived from those sales. These proposals, if adopted, could substantially impair the growth of Internet–based commerce and harm our ability to become profitable.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of ImproveNet’s investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents in a variety of securities, including both government and corporate obligations and money market funds.

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

We do not hold derivative financial instruments as of March 31, 2002, and have never held such instruments in the past. In addition, we had no debt instruments outstanding as of March 31, 2001. We currently transact all of our revenues, which are all traded in the United States of America, in U.S. dollars.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of our fiscal year ended December 31, 2002.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.35	AT&T Master Agreement MA Reference No. DCMT306779

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed, May 15, 2002 on its behalf by the undersigned duly authorized.

IMPROVENET, INC.
(Registrant)

By:/s/ Ronald B. Cooper
Ronald B. Cooper
Chairman and Chief Executive Officer
(Principal Financial Officer)

By:/s/ Christopher A. Kendall
Christopher A. Kendall
Controller
(Principal Accounting Officer)

Date: May 15, 2002