Form 10-Q
period 2002-06-30
IMPROVENET INC
filed 2002-08-20
CIK 1043561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

COMMISSION FILE NUMBER 000-29927

IMPROVENET, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0452868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1286 Oddstad Drive

Redwood City, CA 94063-2469

(Address of principal executive offices)

(888) 777-2212

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

YES ☒   NO ☐

The number of shares outstanding of the registrant’s common stock, $.001 par value, was 17,295,394 as of July 31, 2002

ImproveNet, Inc.

Form 10-Q

For the Quarter Ended June 30, 2002

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

IMPROVENET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	June 30, 2002	December 31, 2001
Assets

Current assets:
Cash and cash equivalents	$3,147	$9,612
Accounts receivable, net	673	1,000
Prepaid expenses	790	549
Total current assets	4,610	11,161

Property and equipment, net	260	1,496
Other assets	75	478

Total assets	$4,945	$13,135

Liabilities & Stockholders’ Equity

Current liabilities:
Accounts payable	$317	$636
Accrued liabilities	1,044	2,267
Accrual for restructuring	318	1,026
Deferred revenue	17	180
Total current liabilitites	1,696	4,109

Long-term liabilities	—	10

Total liabilities	1,696	4,119

Stockholders’ equity:
Common stock	17	17
Treasury stock	(56)	(56)
Additional paid-in-capital	144,529	145,362
Unearned stock-based compensation	—	(5,711)
Accumulated deficit	(141,241)	(130,596)
Total stockholders’ equity	3,249	9,016

Total liabilities and stockholders’ equity	$4,945	$13,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPROVENET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
REVENUES
Service revenues	$1,094	$1,827	$2,154	$2,965
Marketing revenues	40	372	140	845
Total revenues	1,134	2,199	2,294	3,810
COST OF REVENUES
Cost of service revenues (excludes stock-based compensation of $20 and $58 in 2002 and $86 and $211 in 2001)	711	1,111	1,445	2,388
Cost of marketing revenues (excludes stock-based compensation of $8 and $24 in 2002 and $32 and $83 in 2001)	1	90	60	226
Total cost of revenues	712	1,201	1,505	2,614
Gross profit	422	998	789	1,196
OPERATING EXPENSES
Sales & marketing (excludes stock-based compensation of $1,043 and $1,869 in 2002 and $1,053 and $2,143 in 2001)	773	4,514	1,943	10,895
Product development	438	939	1,077	1,996
General & administrative (excludes stock-based compensation of $2 and $6 in 2002 and $28 and $171 in 2001)	567	1,060	1,211	2,626
Stock-based compensation and warrant amortization	3,942	1,199	4,710	2,608
Corporate restructuring	975	181	2,562	2,173
Total operating expenses	6,695	7,893	11,503	20,298
Operating loss	(6,273)	(6,895)	(10,714)	(19,102)
Interest/Other income	31	231	68	647
Net loss	$(6,242)	$(6,664)	$(10,646)	$(18,455)
Basic and diluted net loss per common share	$(0.36)	$(0.38)	$(0.62)	$(1.05)
Weighted average shares used in calculating basic and diluted net loss per common share	17,296	17,585	17,299	17,613

The accompanying notes are an integral part of these consolidated financial statements.

IMPROVENET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,646)	$(18,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	388	756
Loss on disposal of property	—	5
Restructuring charges net of cash expenditures
Reduction in force	208	218
Facilities exit costs	(916)	607
Asset write-downs	848	770
Allowance for doubtful accounts	(218)	132
Amortization of stock-based compensation	1,376	2,608
Accelerated warrant amortization	3,334	—
Warrant charges amortized	169	169
Notes receivable from related party	—	(60)
Net change in operating assets and liabilities:
Accounts receivable	545	(381)
Prepaid expenses	(241)	1,238
Other assets	403	2
Accounts payable	(319)	(1,020)
Accrued liabilities	(1,223)	(959)
Deferred revenue	(163)	(30)
Other long-term liabilities	—	17
Net cash used in operating activities	(6,455)	(14,383)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(187)
Restricted cash	—	(61)
Net cash used in investing activities	—	(248)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options/warrants/ESPP	—	76
Payment of long-term debt	(10)	—
Payment for treasury stock purchase	—	(56)
Net cash (used in) provided by financing activities	(10)	20

Net decrease in cash and cash equivalents	(6,465)	(14,611)
Cash and cash equivalents, beginning of period	9,612	31,565
Cash and cash equivalents, end of period	$3,147	$16,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPROVENET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FORMATION AND BUSINESS OF THE COMPANY

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

                Basis of Presentation

                The accompanying interim condensed consolidated financial statements as of June 30, 2002 and December 31, 2001, and for the three and six months ended June 30, 2002 and 2001, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2002, results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. The Company’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

                Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Form 10-K filed on April 12, 2002, with the Securities and Exchange Commission. The balance sheet at December 31, 2001 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. Such disclosures are contained in our annual report on Form 10-K.

                The Company has completed several rounds of private equity financing and raised, in its initial public offering, approximately $39.7 million, net of issuance costs, in March 2000. However, the Company has incurred substantial negative cash flows from operations in every fiscal period since inception.  For the six month period ended June 30, 2002, the Company incurred a loss from operations of approximately $10.6 million and negative cash flows from operations of approximately $6.5 million.  As of June 30, 2002, the Company had an accumulated deficit of approximately $141.2 million.  Management expects operating losses and negative cash flows to continue for the foreseeable future.

                The Company expects that losses will decrease from fiscal year 2001 levels due primarily to reduced operations, including decreased marketing expenditures and reductions in workforce. Operational restructuring has already been initiated - the Company reduced its workforce by 7% in 2000, 46% in 2001, and 95% for the six months ending June 30, 2002.  The Company has $3.1 million of cash and cash equivalents at June 30, 2002. Failure to generate sufficient revenues, raise additional capital or reduce discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives.

                On June 25, 2002, the Company announced it would begin the process of liquidating certain assets while it continues to review strategic alternatives.  Subsequent to the end of the quarter, the company announced a new agreement to merge with eTechLogix.  The Company continues to operate its websites, provide referral services and remain active until further notice.  The Company is operating with a minimal level of staffing.

NOTE 2 - NET LOSS PER SHARE

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

                Options to purchase approximately 0.3 million shares of common stock and warrants to purchase approximately 1.3 million shares of common stock were outstanding as of June 30, 2002.

                The reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per common share follows (in thousands, except per share amounts):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2002	2001	2002	2001
Numerator:
Net loss attributable to common stockholders	$(6,242)	$(6,664)	$(10,646)	$(18,455)

Denominator:
Weighted average common shares	17,296	17,912	17,301	18,128
Weighted average common shares subject to repurchase	(2)	(327)	(2)	(515)

Denominator for basic and diluted calculation	17,294	17,585	17,299	17,613
Basic and diluted net loss per common share	$(0.36)	$(0.38)	$(0.62)	$(1.05)

NOTE 3 — MULTI-YEAR COMMERCIAL CONTRACTS

                Commencing in September 1999, the Company entered into multi–year commercial marketing contracts, some of which are with related parties. These commercial contracts generally provided for a fixed annual fee, an advertising or branding package that includes a mix of buttons, banners, SmartLeads and other marketing or branding services, including Find–A–Contractor or Powered by ImproveNet, plus a continuous presence, as defined, on the Company’s Web sites. These commercial contracts were for periods ranging between 2 and 12 years, including renewal options. These commercial contracts also include cooperative marketing arrangements under which the Company is obligated to fund, as defined, co–operative branding expenditures on television and in the print media, with or on behalf of the commercial party. Most commercial contracts provide for the Company to spend 50% to 100% of the fees the Company expected to receive. In return, the Company is expected to receive significant marketing and branding benefits including better advertising rates, stronger brand recognition, and access to customer databases, direct mail inserts and marketing resources—all designed to generate more traffic to its sites and jobs to its proprietary matching services.

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

                For the three and six months ended June 30, 2002, the Company did not have any barter element amounts for these commercial contracts.

                Furthermore, in connection with certain of these multi–year commercial contracts, the Company also issued warrants to purchase shares of the Company’s common stock to the commercial parties. These warrants have been valued by the Company using the Black Scholes option-pricing model. As the fair value of these warrants represent an additional rebate on the revenue otherwise recorded under the contracts, the amortization of the warrants has been netted against the related revenue over the term of the respective commercial contract. To the extent that there has been insufficient revenues, the remaining amortization of warrant stock–based compensation has been expensed, and characterized as sales and marketing expense.  On June 25, 2002, the Company announced it would begin the process of liquidating certain assets while it continues to review strategic alternatives.  Subsequent to the end of the quarter, the company announced a new agreement to merge with eTechLogix.  As a result, the Company believes that there is little benefit to be derived from the remaining long-term multi-year commercial contracts and accordingly the remaining unamortized stock based compensation arising from the warrants associated with these contracts has been expensed in the three months ended June 30, 2002.

NOTE 4 — SEGMENT INFORMATION

                The Company currently operates in a single business segment, as there is only one measurement of profitability for its operations.  Through June 30, 2002, foreign operations have not been significant in either revenues or investments in long-lived assets.

Summary of the Company’s revenue by service offerings is as follows (in thousands):

	Three Months Ended, March 31,		Six Months Ended, June 30,
	2002	2001	2002	2001
Service revenues:
Lead fees	$436	$348	$999	$811
Win fees	348	1,401	568	1,978
Other fees	310	78	587	176
Total service revenues	1,094	1,827	2,154	2,965
Marketing revenues	40	372	140	845
Total service and marketing revenues	$1,134	$2,199	$2,294	$3,810

                For the three and six month periods ended June 30, 2002 and 2001, no customers represented over 10% of service or marketing revenues.

NOTE 5 — COMPREHENSIVE LOSS

                The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There was no difference between the Company’s net loss and its comprehensive loss for any of the periods presented in the accompanying condensed consolidated statements of operations.

NOTE 6 — RECENT PRONOUNCEMENTS

                In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method.  SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles.  The Company has adopted the provisions of SFAS No. 142 and SFAS No. 141 effective January 1, 2002.  The implementation of SFAS No. 142 and SFAS No. 141 did not have a material effect on the Company’s financial position and results of operations.

                In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board ("APB"), Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.

The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The implementation of SFAS No. 144 did not have a material effect on the Company’s financial position and results of operations.

                In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” (“EITF No. 01-09”).  EITF No. 01-09 requires recording certain consideration paid to distributors of the Company’s products as a reduction of revenue.  The Company adopted the provisions of EITF No. 01-09 effective January 1, 2002. The implementation of EITF No. 01-09 did not have a material effect on the Company’s financial position and results of operations.

                In April of 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002.  Under SFAS No.145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30.  SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease.  The Company believes that the adoption of SFAS No. 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

                In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” The scope of the SFAS No.146 also includes cots related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No.146 will be effective for exit or disposal activities that are initiated after December 31, 2002, but early application is encouraged.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No.146. Adopting the provisions of SFAS No. 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

NOTE 7 - RESTRUCTURING ACCRUAL

                During 2001, the Company announced several restructuring plans to reduce costs and to improve productivity.  These related to facilities costs, workforce reductions and asset write-downs.

                During 2001, the Bay Road, Redwood City, and Camarillo facilities were closed and the Company took a charge of approximately $1.8 million. Approximately $780,000 of rental payments was made during the year resulting in an accrual at December 31, 2001 of approximately $1 million.   During 2001, the Company terminated 101 employees and incurred a charge of $738,000 for termination benefits which were almost fully utilized at December 31, 2001.  In addition under the restructuring plan the Company took a charge of approximately $1.7 million net of salvage value in the year ended December 31, 2001 for the write-down of assets included in property and equipment.  These assets primarily included office furniture and equipment.

                In February and March 2002, the Company announced further restructuring plans to further reduce costs and to improve productivity which including the closure of its Ft. Lauderdale, Florida, facility, the termination of 71 employees, and additional asset write-downs.

                In the second quarter of 2002, the Company announced restructuring plans to further reduce costs, which included the termination of 27 employees, the write-down of fixed assets, and terminating facility leases.

                In the second quarter of 2002, $50,000 was reallocated from other unused facility exits costs to restructuring charges relating to the exit costs of the Oddstad Road, California facility.  After subtracting rental payments and settlement fees made of $1.1 million, the balance at June 30, 2002, is $90,000, of which approximately $50,000 relates to the Oddstad Road facility and the remainder relates to the facilities closed as part of the restructurings in the prior year.

                The Company recorded $689,000 of costs relating to employee termination benefits, of which $844,000 was utilized in the period.  The remaining liability of $228,000 is expected to be fully utilized, by the fourth quarter of 2002.  Under the restructuring plan, the Company took a charge of $286,000 in the second quarter, for the write-down of assets included in property and equipment.  This was fully utilized in the period.

                The restructuring charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time.  The amounts the Company may ultimately incur may change as the restructuring initiatives are executed.

                The activity impacting the accrual for restructuring charges through the second quarter ended June 30, 2002 are summarized in the table below (in thousands):

	Facilities	Workforce reductions	Asset write- downs	Total
Balance at December 31, 2001	$1,006	$20	$—	$1,026

Restructuring charges to operations in three months ended March 31, 2002	391	634	562	1,587
Cash payments made during the three months ended June 30, 2002	(241)	(271)	—	(512)
Non cash write-offs during the three months ended June 30, 2002	—	—	(562)	(562)
Balance at March 31, 2002	1,156	383	—	1,539

Restructuring charges to operations in three months ended June 30, 2002	—	689	286	975
Cash payment made during the three months ended June 30, 2002	(1,066)	(844)	—	(1,910)
Non cash write-offs during the three months ended June 30, 2002	—	—	(286)	(286)
Balance at June 30, 2002	$90	$228	$—	$318

NOTE 8 — SUBSEQUENT EVENTS

                On July 30, 2002, ImproveNet, Inc. and eTechLogix, Inc. entered into an Agreement and Plan of Merger to merge the two companies.  Pursuant to the terms of the Agreement and Plan of Merger, the merger is scheduled to close no later than November 30, 2002.  Under the terms of the merger, ImproveNet agreed to present a cash tender offer to its current stockholders, which is anticipated to occur immediately following the closing of the merger.  The price per share will be based in part on ImproveNet’s available cash balance at the closing of the merger.

                As part of our restructuring efforts Ron Cooper has stepped down as President and Chief Executive Officer.  Mr. Cooper will provide management support, as well as remain ImproveNet’s Chairman of the Board until the merger is completed.  Upon completion of the merger, Mr. Cooper will serve as a board member of the merged company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion and analysis of our financial condition and results of operation should be read with “Selected Condensed Consolidated Financial Data” and our condensed consolidated financial statements and notes included elsewhere in this Report on Form 10-Q.  The discussion in this Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “can,” “may,” “believe,” “designated to,” “will,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future.  Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-

looking statements.  All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors, unless we are required to do so by law.  The cautionary statements made in this Report on Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Report on Form 10-Q. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Business Risks” below as well as those discussed elsewhere.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

                ImproveNet, Inc.’s discussion and analysis of its financial condition and results of operations are based upon ImproveNet, Inc. consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires ImproveNet to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, ImproveNet evaluates its estimates, including those related to customer programs, bad debts, intangible assets, income taxes, restructuring, and contingencies and litigation. ImproveNet bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

                ImproveNet believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. ImproveNet records estimated reductions to revenue for customer allowances and incentive offerings including special pricing agreements, and promotions.  ImproveNet recognizes revenue, profit and potential losses on fixed price contracts using the completed contract method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Costs in excess of amounts billed on uncompleted contracts are classified as deferred costs.  Billings in excess of costs on uncompleted contracts are classified as deferred revenue.  ImproveNet maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of ImproveNet’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  ImproveNet records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While ImproveNet has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event ImproveNet were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should ImproveNet determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

OVERVIEW

                Our business started in January 1996 as a regional contractor matching service.  We spent most of 1996 and 1997 building our service provider database, developing our services and technology, recruiting personnel and raising capital. We launched our Web site and homeowner/service provider matching service on a national scale in August 1997. In December 1998, we began selling Web site advertising and direct marketing services to suppliers of home improvement products as a way to send targeted messages about their products, including product promotions, to homeowners at the time of purchase, as well as to our network of service providers. In March 1999, we began to hire our senior management team, including our chief executive officer. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999, respectively.  These entities were integrated into our operations during the course of calendar year 2000.  In March 2000, we completed our IPO.  From January through June 2000 we spent substantial amounts primarily on marketing and marketing related activities, as well as the development and expansion of our service and operations infrastructure. In July 2000, we had a reduction in force, reducing our staff by approximately 7%.  In March 2001, we restructured our operations again resulting in a staff reduction of 25% and we closed our largest facility at Bay Road, in Redwood City, California.  In September 2001, we further reduced our staff by 29% and closed our Camarillo, California facility.  At December 31, 2001, we employed 111 full-time employees and had our Ft. Lauderdale, Florida and Oddstad Road, California facilities operating.  In the first quarter 2002, we reduced staff by an additional 69% and closed our Ft Lauderdale, Florida facility.  In the second quarter 2002, we reduced staff by an additional 82%. We currently have 6 full-time employees.

                We currently generate the majority of our revenues from service provider referral services, installed sales services, marketing packages and advertisements placed on our Web site. We generate service revenues primarily in the form of lead fees and win fees from our service providers and, to a much lesser extent, other fees for the enrollment of service providers.  We also generate installed sales revenue from the fees that we charge home improvement suppliers (primarily Home Depot) to provide labor services when they sell products on an installed basis.  In the second quarter we completed our contract with Home Depot and do not expect installed sales revenue in the future.  We generate marketing revenues from the sale of banner, button and other advertising on our Web sites, from the sale of SmartLeads generated from the traffic of homeowners visiting our Web sites and from the sale of Find-A-Contractor or Powered by ImproveNet products.  Our marketing revenues are generally derived from suppliers of home improvement products.

On June 25, 2002, the Company announced it would begin the process of liquidating certain assets while it continues to review strategic alternatives.  On July 30, 2002, subsequent to the end of the quarter, the Company entered into an Agreement and Plan of Merger with eTechLogix.  The Company continues to operate its websites, provide referral services and remain active until further notice.  The Company is operating with a minimal level of staffing.  As a result the Company believes that there is little benefit to be delivered from the remaining long-term multi-year commercial contracts and accordingly the remaining unamortized stock based compensation arising from the warrants associated with these contracts have been expensed in the three months ended June 30, 2002.

As part of our restructuring efforts, Ron Cooper has stepped down as President and Chief Executive Officer.  Mr. Cooper will provide management support, as well as remain ImproveNet’s Chairman of the Board until the merger is completed.  Upon completion of the merger Mr. Cooper, will serve as a board member of the merged company.

RESULTS OF OPERATIONS

REVENUES

                Our revenues decreased to approximately $1.1 million for the three months ended June 30, 2002, from approximately $2.2 million for the three months ended June 30, 2001, a decrease of approximately $1.1 million or 50%.  For the six months ended June 30, 2002, revenues decreased to approximately $2.3 million as compared to approximately $3.8 million for the six months ended June 30, 2001, a decrease of approximately $1.5 million or 39%

                The following table and discussion highlights our revenues for the three and six months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended, June 30,			Six Months Ended, June 30,
	2002	2001	% Change	2002	2001	% Change
Revenues:
Service revenues	$1,094	$1,827	-40%	2,154	2,965	-27%
Marketing revenues	40	372	-89%	140	845	-83%

Total revenues	$1,134	$2,199	-48%	$2,294	$3,810	-40%

Service Revenues

                Service revenues decreased to approximately $1,094,000 for the three months ended June 30, 2002, from approximately $1,827,000 for the three months ended June 30, 2001, a decrease of approximately $733,000 or 40%.  For the six months ended June 30, 2002, revenues decreased to approximately $2,154,000 as compared to approximately $2,965,000 for the six months ended June 30, 2001, a decrease of approximately $811,000 or 27%.  The decrease in service revenues was primarily due to a decrease in match rate and win rate as a result of the restructuring of operations during the quarter.

                As of April 7, 2002, additional pricing changes were announced wherein service providers pay an individual lead fee based on the budgeted dollar value of the job.  This lead fee ranges from $25 to $100.  Additionally our service providers pay a fee of between 1% and 7% (based on actual contract value) for all jobs they win.  The lead fee is waived for all jobs with an actual contract value less than $5,000.

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

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2002	2001	2002	2001
Lead fees	40%	19%	47%	27%
Win fees	32%	77%	26%	67%
Other fees	28%	4%	27%	6%

Total service revenue	100%	100%	100%	100%

                The revenues we generate from lead and win fees are largely a function of:

•                    The number of job submissions;

•                    The effectiveness in finding a service provider or match for each job submission;

•                    The success of the service provider to win a job; and

•                    The amount we charge the service provider for a lead or a win.

                The following table provides information on some of our key business metrics (in thousands):

Key Metrics	Three Months Ended, June 30,		Six Months Ended, June 30,
	2002	2001	2002	2001
Job submissions	28.2	31.3	53.6	69.9
Matched jobs	13.7	20.5	21.1	45.7
Won jobs	1.5	3.2	2.5	6

Matched jobs as a % of job submissions	48.6%	65.4%	39.4%	65.3%

Won jobs as a % of job submissions	5.3%	10.3%	4.7%	8.6%

                The decrease in Match Rate and Win Rate for the three months ended June 30, 2002, was due to reductions in staff and the transition of closing our Florida facility, which is where we processed all of our jobs.  The decrease in Match Rate and Win Rate for the six months ended June 30, 2002, was due to the economic down turn during the two quarters of 2002 and a change in the pricing schedule of lead fees and win fees in the fourth quarter of 2001.  Match Rate and Win Rate increased from the first quarter of 2002 to the second quarter 2002 due to another pricing change.

                Revenues from new service provider enrollment fees are recognized as revenue ratably over the expected period they participate in our contractor matching service, which is initially estimated to be one year. Revenues from premium service fees to homeowners are recognized at the time the service is provided.

Marketing Revenues

                Marketing revenues decreased to approximately $40,000 for the three months ended June 30, 2002, from approximately $372,000 for the three months ended June 30, 2001, a decrease of approximately $332,000 or 89%. For the six months ended June 30, 2002, revenues decreased to approximately $140,000 as compared to approximately $845,000 for the six months ended June 30, 2001, a decrease of approximately $705,000 or 83%. The decline in marketing revenues reflects the overall softening of the market for online advertising and marketing services due to current economic conditions.  ImproveNet also completed certain commercial contracts in the fourth quarter 2001 that were not renewed this year.

                We generate marketing revenues from the sale of banner, button and other advertising on our Web sites, and from the sale to suppliers of SmartLeads generated from the traffic of homeowners visiting our Web sites and from the sale of Find-A-Contractor or Powered by ImproveNet products.  Our marketing revenues generally come from various suppliers of home improvement products.

Revenues from banner, button and other advertising are largely a function of:

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

                We do not have an established historical practice of selling advertising for cash for similar multi-year commercial contracts, we have not assigned any value to the exchange of services or barter element of these transactions and accordingly, we have not recorded either revenue or sales and branding expense for the barter element. However, some of these multi-year commercial contracts do generate an overall net cash component, and in these cases we have recorded revenue based on the cash received or receivable under the contract, net of the obligation, if any, to reimburse the commercial party for the cooperative branding and other marketing services. These revenues are recognized over the term of the commercial contract once advertising and other services have been delivered to the commercial party and collection of the resulting net receivable is deemed probable. There was no revenue generated by multi-year commercial contracts, net of warrant charges, for the three months and six months ended June 30, 2002, compared with revenue of approximately $324,000 for the three months and approximately $749,000 for the six months ended June 30, 2001.

                Furthermore, in connection with certain of these multi–year commercial contracts, the Company also issued warrants to purchase shares of the Company’s common stock to the commercial parties. These warrants have been valued by the Company using the Black Scholes option-pricing model. As the fair value of these warrants represent an additional rebate on the revenue otherwise recorded under the contracts, the amortization of the warrants netted against the revenue over the term of the respective commercial contract. To the extent that there has been insufficient revenues, the remaining amortization of warrant stock–based compensation is expensed and characterized as sales and marketing expense.  On June 25, 2002, the Company announced it would begin the process of liquidating certain assets while it continues to review strategic alternatives.  Subsequent to the end of the quarter, the company announced a new agreement to merge with eTechLogix.  The Company continues to operate its websites, provide referral services and remain active until further notice.  The Company is operating with a minimal level of staffing.  As a result,  the Company believes that there is little benefit to be derived from the remaining long-term multi-year commercial contracts and accordingly the remaining unamortized stock based compensation arising from the warrants associated with these contracts has been expensed in the three months ended June 30, 2002.

                Total revenues may be analyzed as follows (in thousands):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2002	2001	2002	2001
Service revenues	$1,094	$1,827	$2,154	$2,965
Marketing revenues	40	846	140	1,722
Less: Amounts invoiced and accrued under multi-year commercial contracts with related parties	—	(390)	—	(708)
Less: Amortization of warrant stock-based compensation	—	(84)	—	(169)
Total marketing revenues	40	372	140	845

Total revenues	$1,134	$2,199	$2,294	$3,810

OPERATING EXPENSES

Cost of Revenues

                Our cost of revenues decreased to approximately $712,000 for the three months ended June 30, 2002, from approximately $1,201,000 for the three months ended June 30, 2001, a decrease of approximately $489,000 or 41%.  For the six months ended June 30, 2002, cost of revenues decreased to approximately $1,505,000 as compared to approximately $2,614,000 for the six months ended June 30, 2001, a decrease of approximately $1,109,000 or 42%.

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

Cost of Service Revenues

                Our cost of service revenues decreased to approximately $711,000 for the three months ended June 30, 2002, from approximately $1,111,000 for the three months ended June 30, 2001, a decrease of approximately $400,000 or 36%. For the six months ended June 30, 2002, cost of service revenues decreased to approximately $1,445,000 as compared to approximately $2,388,000 for the six months ended June 30, 2001, a decrease of approximately $943,000 or 39%.

                The decrease in the cost of service revenues was primarily a result of restructurings during the six months of 2002, which reduced payroll and related costs and facilities and related costs.

Cost of Marketing Revenues

                Our cost of marketing revenues decreased to approximately $1,000 for the three months ended June 30, 2002, from approximately $90,000 for the three months ended June 30, 2001, a decrease of approximately $89,000 or 99%. For the six months ended June 30, 2002, cost of marketing revenues decreased to approximately $60,000 as compared to approximately $226,000 for the six months ended June 30, 2001, a decrease of approximately $166,000 or 73%.

                Cost of marketing revenue includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation. The decrease in the cost of marketing revenue was a result of the restructurings during the first quarter and second quarter of 2002.

Sales and Marketing

                Our sales and marketing expense decreased to approximately $773,000 for the three months ended June 30, 2002, from approximately $4.5 million for the three months ended June 30, 2001, a decrease of approximately $3.7 million or 83%.  For the six months ended June 30, 2002, sales and marketing expense decreased to approximately $1.9 million as compared to approximately $10.9 million for the six months ended June 30, 2001, a decrease of $9.0 million or 83%.

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

                The decrease in sales and marketing expenses was primarily attributable to:

•                    Renegotiating or transitioning new and existing agreements from a high fixed cost formula to a variable performance based formula based on jobs won;

•                    Reduced online and offline brand advertising spending; and

•                    Reduced staffing related expenses as a result of our restructurings during the first and second quarters.

                We plan to leverage our existing infrastructure and to continue the process of negotiating or transitioning agreements from a high fixed cost formula to a variable performance-based formula.

Product Development

                Our product development expenses decreased to approximately $438,000 for the three months ended June 30, 2002, from approximately $939,000 for the three months ended June 30, 2001, a decrease of approximately $501,000 or 53%.  For the six months ended June 30, 2002, product development expense decreased to approximately $1.1 million as compared to approximately $2.0 million for the six months ended June 30, 2001, a decrease of approximately $919,000 or 46%.

                Our product development costs include the payroll and related costs of our technology staff, fees for contract content providers, other costs of Web site design and new technologies required to enhance the performance of our Web sites.  The decrease in product development expenses was primarily attributable to decreased payroll and related costs and decreased usage of contract content providers.  We expect product development costs to continue to be minimal until the close of the merger.

General and Administrative

                Our general and administrative expenses decreased to approximately $567,000 for the three months ended June 30, 2002, from approximately $1,060,000 for the three months ended June 30 2001, a decrease of approximately $493,000 or 47%.  For the six months ended June 30, 2002, general and administrative expense decreased to approximately $1.2 million as compared to approximately $2.6 million for the six months ended June 30, 2001, a decrease of approximately $1.4 million or 54%.

                Our general and administrative expenses include payroll and related costs, travel, recruiting, professional and advisory services and other general expenses for our executive, finance, legal, and human resource departments. The decrease in our general and administrative expenses was a result of the restructurings during the first and second quarter of 2002.

Stock-based Compensation and Warrant Amortization

                Our stock-based compensation expenses increased to approximately $3,942,000 for the three months ended June 30, 2002, from approximately $1,199,000 for the three months ended June 30, 2001, an increase of approximately $2,743,000 or 229%.   For the six months ended June 30, 2002, stock-based compensation increased to approximately $4,710,000 as compared to approximately $2,608,000 for the six months ended June 30, 2001, an increase of approximately $2,102,000 or 81%.  The increase of stock-based compensation was primarily due to the acceleration of approximately $3,334,000 of warrant amortization that we charged in the second quarter of 2002.

                The Company believes that there is little benefit to be delivered from the remaining long-term multi-year commercial contracts and accordingly the remaining unamortized stock-based compensation arising from the warrants associated with these contracts have been expensed in the three months ended June 30, 2002.  Due to this acceleration, there will be no additional stock-based compensation expense arising from these warrants in the future.  In addition, no employee stock based compensation expense remains to be recognized relating to pre-IPO employee stock options.

Corporate Restructuring

                During the first quarter ended March 31, 2002, the Company announced restructuring plans which resulted in a total charge of approximately $1.6 million of which approximately $634,000 related to reduction in workforce costs, approximately $391,000 related to facility exit costs, and approximately $562,000 related to asset write-downs.  During the first quarter of 2002, a total of approximately $1,074,000 of costs was charged against the restructuring accrual of which approximately $271,000 related to reduction in workforce costs, approximately $241,000 related to facility exit costs, and approximately $562,000 related to asset write-downs.

                During the second quarter ended June 30, 2002, the Company announced additional restructuring plans, which resulted in a total charge of approximately $975,000, of which approximately $689,000 related to reduction in workforce costs, and approximately $286,000 related to asset write-downs.  During the second quarter of 2002, a total of approximately $2,196,000 of costs was charged against the restructuring accrual of which approximately $844,000 related to reduction in workforce costs, approximately $1,066,000 related to facility exit costs, and approximately $286,000 related to asset write-downs.

Interest/Other Income

                Our Interest/Other Income decreased to approximately $31,000 for the three months ended June 30, 2002 from approximately $231,000 for the three months ended June 30, 2001, a decrease of approximately $200,000 or 87%.  For the six months ended June 30, 2002, interest income decreased to approximately $68,000 as compared to approximately $647,000 for the six months ended June 30, 2001, a decrease of approximately $579,000 or 89%.

                The decrease in interest income is attributable to a decrease in our average invested cash balances. We expect the decline in our interest income to continue during the remainder of 2002 due to the expected decline in our cash and cash equivalents balances during the year.

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

LIQUIDITY AND CAPITAL RESOURCES

                Cash and cash equivalents totaled approximately $3.1 million at June 30, 2002, a decrease of approximately $6.5 million or 67% from approximately $9.6 million at December 31, 2001. The decrease primarily came from the $6.5 million cash used in operating activities and restructuring costs.

                Since our inception, we have primarily financed our operations through private sales of our convertible preferred stock and common stock. In March 2000, we closed our initial public offering that generated net cash proceeds of approximately $39.7 million. Our primary capital uses have been funding our operating losses, the prepayment of our large media purchases and capital expenditures.

                Net cash used in operating activities for the six months ended June 30, 2002, decreased approximately $7.9 million or 55% from approximately $14.4 million for the six months ended June 30, 2001.  Net cash used in operating activities results primarily from our net loss before non-cash charges for amortization of stock-based compensation, warrant amortization, restructuring charges net of cash expenditures and depreciation, offset by changes in operating assets and liabilities and allowances for doubtful accounts.

                Net cash used in investing activities was nil in the six months ended June 30, 2002, a decrease of approximately $248,000 or 100% from net cash used of approximately $248,000 for the six months ended June 30, 2001.

                Net cash used in financing activities was approximately $10,000 in the six months ended June 30, 2002, a decrease of approximately $30,000 or 150% from the net cash provided by financing activities of approximately $20,000 at June 20, 2001.  In 2002, the net cash used in financing activities was related to debt repayment. In 2001, the net cash provided by financing activities was from the exercise of stock options.

                Our capital requirements depend on numerous factors, including the success of our strategies for generating revenues and the amount of resources we devote to operating activities.  Our expenditures have substantially decreased as a result of our restructuring. Based on the realignment of our resources, we expect a decrease in most of our operating expense categories detailed above for the year 2002 as compared to year 2001. We do expect to experience ongoing operating losses for the foreseeable future. Pursuant to the agreement with Microsoft that we entered into during December 1999 and renegotiated in April 2002, an annual fee of $400,000 is due and payable to Microsoft in 2002 for services through April 2003.  Pursuant to the two-year agreement with AT&T that we entered into in December 2000, the minimum payment of $1.4 million is due at the end of the contract, December 2002.  The Company is in the process of disputing the commitment based on a provision within the agreement that allowed for revision of commitment levels based on actual experience.  No resolution has been reached as of the filing of this document.  As at June 30, 2002, operating lease commitments of approximately $225,000 are payable over the next four years.

                Our limited operating history and operating losses have limited our ability to obtain vendor credit or extended payment terms and bank financing on favorable terms; accordingly, we depend on our cash and cash equivalent balances to fund our operations.

                We currently believe that our available cash resources will be sufficient to meet our anticipated needs for operations and capital expenditures until the merger is complete.  We will strive to make ongoing realignments, as required, to achieve positive cash flow with our existing cash resources. We are additionally decreasing our marketing expenditures to assist us in maintaining our available cash resources.  We will continue to evaluate our needs for funds based on our assessment of access to public or private capital markets and the timing of our need for funds. Although we have no present intention to conduct additional public equity offerings, we may seek to raise these additional funds through private or public debt or equity financings.  If we raise additional funds by selling equity securities, the percentage of ownership of our stockholders will be reduced.  We cannot be sure that additional financing will be available on terms favorable to us, or at all.  Failure to generate sufficient revenues, raise additional capital or reduce discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

RECENT PRONOUNCEMENTS

                In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method.  SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles.  The Company has adopted the provisions of SFAS No. 142 effective January 1, 2002.  The implementation of SFAS No. 141 and SFAS No. 142 did not have a material effect on the Company’s financial position and results of operations.

                In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board, Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.  The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The implementation of SFAS No. 144 did not have a material effect on the Company’s financial position and results of operations.

                In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” (“EITF No. 01-09”). EITF No. 01-09 requires recording certain consideration paid to distributors of the Company’s products as a reduction of revenue.  The Company adopted the provisions of EITF No. 01-09 effective January 1, 2002. The implementation of EITF No. 01-09 did not have a material effect on the Company’s financial position and results of operations.

                In April of 2002, FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002.  Under SFAS No.145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30.  SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease.  The Company believes that the adoption of SFAS No. 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

                In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” The scope of the SFAS No.146 also includes cots related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No.146 will be effective for exit or disposal activities that are initiated after December 31, 2002, but early application is encouraged.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No.146. Adopting the provisions of SFAS No. 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

                We have incurred substantial losses and used substantial cash to support our operations as we have expanded our sales and marketing programs, funded the development of our services, promoted our Web sites and matching service and expanded our operations infrastructure. As of June 30, 2002, our accumulated loss was approximately $141 million. We expect our expenditures on sales and marketing activities, support field services and the development of new products, services and technologies to continue at a reduced rate, as we restructured our business in June 2002. This restructuring included operational efficiencies caused by headcount reductions of approximately 82% during the second quarter.  We will continue to lose money unless we significantly increase our revenues. We cannot predict when, if ever, we will operate profitably.

We are an early stage company and we have recently restructured our business to offer new services. As a result, we have a limited history, which makes it difficult to evaluate our business.

                We were incorporated in January 1996; however, we did not begin offering home improvement services on the Internet until August 1997. In December 1998, we began selling Web site advertising. Until March 1999, we focused primarily on building our network of service providers and refining our matching services processes. In March 1999, we hired our Chief Executive Officer and commenced recruiting our senior management team. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. In November 1999, we launched our customized Web site for service providers. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999. We experienced reductions in force in July 2000. In the second half of 2000 we significantly reduced our marketing expenditures. In the first and third quarters of 2001, first quarter of 2002, and most recently as of June 2002, we implemented cost restructuring initiatives that included a reduction in workforce. Furthermore, even if our business is successful, we may change our business to enter into new business areas such as our Premiere Services offerings, which are in the process of launching into selected geographic regions.  These and other new business initiatives are areas in which we do not have extensive experience.

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

                We expect that currently available funds will be sufficient to meet our working capital and capital expenditure needs until the merger is completed; however, if we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we will need to raise additional funds.  We cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able, among other things, to:

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

                We purchase preferential placement on high–traffic Web sites. We believe these Web sites can help us to increase the number of visitors to ImproveNet.com. Web site traffic originated from AltaVista, Lycos, Microsoft HomeAdvisor and Yahoo! There is intense competition for preferential placements on these Web sites. If we lose our relationships with any one of these Web sites, job submissions on ImproveNet.com may decrease and we may not be able to enter into commercially reasonable contracts with replacement high–traffic Web sites, if at all.

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

If we fail to retain qualified personnel, our ability to continue to operate could be harmed.

                We depend on the continued service of our key technical, operational and administrative personnel. In particular, the loss of the services of any of the remaining personnel, individually or as a group, could cause us to incur increased operating expenses and divert other personnel time in searching for their replacements. We do not have employment agreements with any employee, and we do not maintain any key person life insurance policies for any of our employees. The loss of any of our remaining personnel could harm our business.

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

We depend on the very reduced staff.

                We are operating on a very reduced staff.  We currently have one person in engineering and operating our website.  If the website goes down or any part of our network breaks, it could greatly effect our revenue source. We also only have one person in marketing and operations.  If we were to lose that person is could greatly effect our operations and job flow, which could greatly reduce our source of revenue.

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

                We do not hold derivative financial instruments as of June 30, 2002, and have never held such instruments in the past. In addition, we had no debt instruments outstanding as of June 30, 2002. We currently transact all of our revenues, which are all traded in the United States of America, in U.S. dollars.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, we are not engaged in any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

                None

Item 3.  Defaults Upon Senior Securities

                None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 6, 2002. At such meeting the following actions were voted upon:

(a)                                      Election of two directors, Charles Brown and Garrett Gruener, to hold office until the 2005 annual meeting of stockholders.

	Votes in Favor	Votes Withheld
Charles Brown	11,018,234	197,115
Garrett Gruener	11,141,234	74,115

(b)                                     Ratification of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002.

Votes in Favor	Votes Against	Abstentions	Broker Non Votes
11,071,372	142,578	1,399	—

Based on these voting results, each of the directors nominated was elected and the second matter was approved.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.35	AT&T Master Agreement MA Reference No. DCMT306779.(1)
10.39	Agreement and Plan of Merger dated July 30, 2002 by and among ImproveNet, Inc., eTechLogix, Inc., and eTech Acquisition, Inc.(2)
99.1	Certification Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.(3)

(1)                                  Incorporated by reference to the Registrant’s Form 10-Q for the period ended March 31, 2002 filed on April 15, 2002.

(2)                                  Incorporated by reference to the Registrant’s Form 8-K filed on August 6, 2002.

(3)                                  Filed herewith.

(b)                                 Reports on Form 8-K

On June 11, 2002, the Registrant filed a Current Report on Form 8-K relating to the execution of a Letter of Intent to enter into an Agreement and Plan of Merger with eTechLogix, Inc.

On June 18, 2002, the Registrant filed a Current Report on Form 8-K relating to the amendment of the Letter of Intent to enter into an Agreement and Plan of Merger with eTechLogix, Inc.

On June 24, 2002, the Registrant filed a Current Report on Form 8-K relating to the cancellation of its intent to merge with eTechLogix, Inc.

On August 6, 2002, the Registrant filed a Current Report on Form 8-K relating to the execution of an Agreement and Plan of Merger with eTechLogix, Inc.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed, August 14, 2002 on its behalf by the undersigned duly authorized.

IMPROVENET, INC.
(Registrant)

By:/s/ Ronald B. Cooper

Ronald B. Cooper
Chairman
(Principal Financial Officer)

By:/s/ Christopher A. Kendall

Christopher A. Kendall
Controller
(Principal Accounting Officer)

Date: August 20, 2002