Form 10-Q
period 2002-09-30
IMPROVENET INC
filed 2002-11-19
CIK 1043561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ___________ to _________.

COMMISSION FILE NUMBER 000-29927

IMPROVENET, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0452868
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

1286 Oddstad Drive

Redwood City, CA 94063-2469

(Address of principal executive offices)

(888) 777-2212

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              YES ☒    NO ☐

The number of shares outstanding of the registrant’s common stock, $.001 par value, was 17,706,540 as of October 31, 2002

ImproveNet, Inc.

Form 10-Q

For the Quarter Ended September 30, 2002

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

IMPROVENET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
	2002	2001

Assets

Current assets:
Cash and cash equivalents	$2,697	$9,612
Accounts receivable, net	560	1,000
Prepaid expenses	499	549
Total current assets	3,756	11,161

Property and equipment, net	221	1,496
Other assets	75	478

Total assets	$4,052	$13,135

Liabilities & Stockholders’ Equity

Current liabilities:
Accounts payable	$281	$636
Accrued liabilities	1,014	2,267
Accrual for restructuring	140	1,026
Deferred revenue	8	180
Total current liabilitites	1,443	4,109

Long-term liabilities	—	10

Total liabilities	1,443	4,119

Stockholders’ equity:
Common stock	17	17
Treasury stock	(56)	(56)
Additional paid-in-capital	144,529	145,362
Unearned stock-based compensation	—	(5,711)
Accumulated deficit	(141,881)	(130,596)
Total stockholders’ equity	2,609	9,016

Total liabilities and stockholders’ equity	$4,052	$13,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPROVENET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2002	2001	2002	2001
REVENUES
Service revenues	$890	$1,597	$3,044	$4,562
Marketing revenues	5	325	145	1,170
Total revenues	895	1,922	3,189	5,732
COST OF REVENUES
Cost of service revenues (excludes stock-based compensation of $0 and $(118) in 2002 and $86 and $297 in 2001)	444	1,283	1,889	3,671
Cost of marketing revenues (excludes stock-based compensation of $0 and $(49) in 2002 and $33 and $116 in 2001)	5	88	65	314
Total cost of revenues	449	1,371	1,954	3,985
Gross profit	446	551	1,235	1,747
OPERATING EXPENSES
Sales & marketing (excludes stock-based compensation of $0 and $4,889 in 2002 and $1,228 and $3,370 in 2001)	430	3,199	2,373	14,094
Product development	58	735	1,135	2,731
General & administrative (excludes stock-based compensation of $0 and $(12) in 2002 and $12 and $183 in 2001)	661	1,185	1,872	3,811
Stock-based compensation and warrant amortization	—	1,358	4,710	3,966
Corporate restructuring	7	1,448	2,569	3,621
Total operating expenses	1,156	7,925	12,659	28,223

Operating loss	(710)	(7,374)	(11,424)	(26,476)
Interest/other income	69	28	136	675
Net loss	$(641)	$(7,346)	$(11,288)	$(25,801)
Basic and diluted net loss per common share	$(0.04)	$(0.42)	$(0.65)	$(1.47)
Weighted average shares used in calculating basic and diluted net loss per common share	17,705	17,294	17,435	17,503

The accompanying notes are an integral part of these consolidated financial statements.

IMPROVENET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,288)	$(25,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	427	1,081
Loss on disposal of property	—	5
Restructuring charges net of cash expenditures
Reduction in force	10	294
Facilities exit costs	(896)	843
Asset write-downs	848	1,588
Allowance for (recovery of) doubtful accounts	(196)	307
Amortization of stock based compensation	1,376	3,966
Accelerated warrant amortization	3,334	—
Warrant charges amortized	169	253
Notes receivable from related party	—	(120)
Net change in operating assets and liabilities:
Accounts receivable	636	(451)
Prepaid expenses	51	1,300
Other assets	403	239
Accounts payable	(354)	(1,383)
Accrued liabilities	(1,253)	(1,374)
Deferred revenue	(172)	(107)
Other long-term liabilities	—	23
Net cash used in operating activities	(6,905)	(19,337)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(213)
Restricted cash	—	(61)
Net cash used in investing activities	—	(274)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	76
Payment of long-term debt	(10)	—
Payment for treasury stock purchase	—	(56)
Net cash (used in) provided by financing activities	(10)	20

Net decrease in cash and cash equivalents	(6,915)	(19,591)
Cash and cash equivalents, beginning of period	9,612	31,565
Cash and cash equivalents, end of period	$2,697	$11,974

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

                Basis of Presentation

                The accompanying interim condensed consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2002, results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The Company’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

                Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Form 10-K filed on April 12, 2002 with the Securities and Exchange Commission. The accompanying balance sheet at December 31, 2001 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.  Such disclosures are contained in our annual report on Form 10-K.

The Company has completed several rounds of private equity financing and raised, in its initial public offering, approximately $39.7 million, net of issuance costs, in March 2000. However, the Company has incurred substantial negative cash flows from operations in every fiscal period since inception. For the nine month period ended September 30, 2002, the Company incurred a loss from operations of approximately $11.4 million and negative cash flows from operations of approximately $6.9 million. As of September 30, 2002, the Company had an accumulated deficit of approximately $142 million.  Management expects operating losses and negative cash flows to continue for the foreseeable future.

The Company expects that losses will decrease from fiscal year 2001 levels due primarily to operational cost reductions, that have included decreased marketing expenditures and reductions in its workforce. Operational restructuring has already been initiated - the Company reduced its workforce by 7% in 2000, 46% in 2001, and 95% as of the third quarter ended September 30, 2002 and had 6 employees at that date.  The Company has approximately $2.7 million of cash and cash equivalents as at September 30, 2002. Failure to generate sufficient revenues, raise additional capital or reduce certain operational discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives.

On June 25, 2002, the Company announced it would begin the process of liquidating certain assets while it continued to review strategic alternatives.  On August 6, 2002, the Company announced an agreement to merge with eTechLogix.  The Company continues to operate its websites and provide referral services until further notice.  The Company is operating with a minimal level of staffing.

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

Options to purchase approximately 0.2 million shares and warrants to purchase approximately 1.3 million shares were outstanding as of September 30, 2002.

The reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per common share follows: (unaudited - in thousands, except per share amounts):

	Three Months Ended,		Nine Months
	September 30,		Ended September 30,
	2002	2001	2002	2001
Numerator
Net loss attributable to common stockholders	$(641)	$(7,346)	$(11,288)	$(25,801)

Denominator
Weighted average common shares	17,707	17,427	17,437	17,892
Weighted average common shares subject to repurchase	(2)	(133)	(2)	(389)

Denominator for basic and diluted calculation	17,705	17,294	17,435	17,503
Basic and diluted net loss per common share	$(0.04)	$(0.42)	$(0.65)	$(1.47)

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

For the three and nine months ended September 30, 2002, the Company did not have any barter element amounts for these commercial contracts.

On June 25, 2002, the Company announced it would begin the process of liquidating certain assets while it continues to review strategic alternatives.  On August 6, 2002, the Company announced a new agreement to merge with eTechLogix.  As a result, the Company believes that there is little benefit to be delivered from the remaining long-term multi-year commercial contracts and, accordingly, the remaining unamortized stock based compensation arising from the warrants associated with these contracts was expensed in the three months ended June 30, 2002 in the amount of approximately  $3,334,000.

NOTE 4 — SEGMENT INFORMATION

The Company currently operates in a single business segment, as there is only one measurement of profitability for its operations.  Through September 30, 2002, foreign operations have not been significant in either revenues or investments in long-lived assets.

A summary of the Company’s revenue by service offerings is as follows (unaudited - in thousands):

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Service revenues:
Lead fees	$510	$298	$1,501	$1,109
Win fees	346	1,245	921	3,222
Other fees	34	54	622	231
Total service revenues	890	1,597	3,044	4,562
Marketing revenue	5	325	145	1,170
Total service and marketing revenues	$895	$1,922	$3,189	$5,732

                For the three and nine month periods ended September 30, 2002 and 2001, no customers represented over 10% of service or marketing revenues.

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

NOTE 6 — RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method, SFAS No. 142 Requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles.  The Company has adopted the provisions of SFAS No. 142 effective January 1, 2002.  The implementation of SFAS No. 142 did not have a material effect on the Company’s financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board, or APB, Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business,

and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.  The Company adopted the provisions of SFAS No. 144 effective January 1, 2002.  The implementation of SFAS No. 144 did not have a material effect on the Company’s financial position and results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” EITF No. 01-09 requires recording certain consideration paid to distributors of the Company’s products as a reduction of revenue.  The Company adopted the provisions of EITF No. 01-09 effective January 1, 2002.  The implementation of EITF No. 01-09 did not have a material effect on the Company’s financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” The scope of the SFAS No. 146 also includes cots related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146.  Adopting the provisions of SFAS No. 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.  The implementation of SFAS No. 146 did not have a material effect on the Company’s financial position and results of operations.  The Company does not expect the implementation of SFAS No. 146 to have a material effect on the Company’s financial position and results of operations.

NOTE 7 - RESTRUCTURING ACCRUAL

During 2001 the Company announced several restructuring plans to reduce costs and to improve productivity.  These related to facilities costs, workforce reductions and asset write-downs.

During 2001 the Bay Road, Redwood City, and Camarillo facilities were closed and the Company took a charge of approximately $1.8 million. Approximately $780,000 in rental payments was made during the year resulting in an accrual as at December 31, 2001 of approximately $1 million.  During 2001 the Company terminated 101 employees and incurred a charge of $738,000 for termination benefits which were almost fully utilized as at December 31, 2001.  In addition, under the restructuring plan the Company took a charge of approximately $1.7 million net of salvage value in the year ended December 31, 2001 for the write-down of assets included in property and equipment.  These assets primarily included office furniture and equipment.

In February and March 2002, the Company announced further restructuring plans to further reduce costs and to improve productivity, which included the closure of its Ft. Lauderdale, Florida, facility, the termination of 71 employees, and additional asset write-downs.

In the second quarter of 2002, the Company announced restructuring plans to further reduce costs, which included the termination of 27 employees, the write-down of fixed assets and terminating facility leases.

In the third quarter of 2002, an additional restructuring charge of approximately $40,000 was recorded relating to the cost of exiting the Redwood City, California facility.  After subtracting the payment of rent and settlement fees of approximately $8,000, the remaining facilities accrual at September 30, 2002 is approximately $110,000, of which approximately $90,000 is related to the Redwood City facility and the remainder is related to the facilities closed as part of the restructurings in the prior year.

Also in the third quarter, the Company recorded approximately $106,000 of additional costs relating to employee termination benefits for the remaining six employees.  Approximately $177,000 was paid in the period relating to prior period and third quarter severance agreements.  The remaining liability of approximately $30,000 is expected to be fully utilized by the fourth quarter of 2002.

In the third quarter 2002, we made an adjusting entry of approximately $12,000 to reverse previously overly accrued facility exit costs in previous quarters.  Also in the third quarter, we made an adjusting entry of approximately $127,000 to reverse previously overly accrued employee severance costs mostly relating to over estimating expected COBRA usage.

The restructuring charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time.  The amounts the Company may ultimately incur may change as the restructuring initiative is executed.

The activity impacting the accrual for restructuring charges through the third quarter ended September 30, 2002 are summarized in the table below (unaudited - in thousands):

	Facilities	Workforce reductions	Asset write- downs	Total
Balance at December 31, 2001	1,006	20	—	1,026

Restructuring charges to operations in three months ended March 31, 2002	391	634	562	1,587
Cash payment made during the three months ended June 30, 2002	(241)	(271)	—	(512)
Non cash write-offs during the three months ended June 30, 2002			(562)	(562)
Balance at March 31, 2002	1,156	383	—	1,539

Restructuring charges to operations in three months ended June 30, 2002	—	689	286	975
Cash payment made during the three months ended June 30, 2002	(1,066)	(844)	—	(1,910)
Non cash write-offs during the three months ended June 30, 2002			(286)	(286)
Balance at June 30, 2002	90	228	—	318

Restructuring charges to operations in three months ended September 30, 2002	40	106	—	146
Cash payment made during the three months ended September 30, 2002	(8)	(177)	—	(185)
Non cash adjusting entries during the three months ended September 30, 2002	(12)	(127)	—	(139)
Balance at September 30, 2002	110	30	—	140

NOTE 8 — ETECHLOGIX MERGER

On July 30, 2002, ImproveNet, Inc. and eTechLogix, Inc. entered into an Agreement and Plan of Merger to merge the two companies.  Pursuant to the terms of the Agreement and Plan of Merger, the merger is scheduled to close no later than December 31, 2002.  Under the terms of the merger, ImproveNet agreed to present a cash tender offer to its current stockholders, which is anticipated to occur immediately following the closing of the merger.  The price will be based in part on ImproveNet’s available cash balance at the closing of the merger.

As part of our restructuring Ron Cooper has stepped down as President and Chief Executive Officer.  Mr. Cooper will provide management support, as well as remain ImproveNet’s Chairman of the Board until the merger is completed.  Upon completion of the merger Mr. Cooper, will serve as a board member of the merged company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion and analysis of our financial condition and results of operation should be read with “Selected Condensed Consolidated Financial Data” and our unaudited condensed consolidated financial statements and notes included elsewhere in this Report on Form 10-Q.  The discussion in this Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “can,” “may,” “believe,” “designated to,” “will,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future.  Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements.  All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors, unless we are required to do so by law.  The cautionary statements made in this Report on Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Report on Form 10-Q. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Business Risks” below as well as those discussed elsewhere.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

ImproveNet, Inc.’s discussion and analysis of its financial condition and results of operations are based upon ImproveNet, Inc. unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires ImproveNet to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, ImproveNet evaluates its estimates, including those related to customer programs, bad debts, intangible assets, income taxes, restructuring, and contingencies and litigation. ImproveNet bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

OVERVIEW

Our business started in January 1996 as a regional contractor matching service.  We spent most of 1996 and 1997 building our service provider database, developing our services and technology, recruiting personnel and raising capital. We launched our Web site and homeowner/service provider matching service on a national scale in August 1997. In December 1998, we began selling Web site advertising and direct marketing services to suppliers of home improvement products as a way to send targeted messages about their products, including product promotions, to homeowners at the time of purchase, as well as to our network of service providers. In March 1999, we began to hire our senior management team, including our chief executive officer. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999, respectively.  These entities were integrated into our operations during the course of calendar year 2000.  In March 2000, we completed our IPO.  From January through June 2000 we spent substantial amounts of money primarily on marketing and marketing related activities, as well as the development and expansion of our service and operations infrastructure. In July 2000 we had a reduction in force, reducing our staff by approximately 7%.  In March and September 2001 we restructured our operations, resulting in a staff reduction of 46% and the closure of our largest facility in Redwood City, California and closed our Camarillo, California facility.  At December 31, 2001, we employed 111 full-time employees. In the first three quarters 2002, we reduced staff by an additional 95% and closed our Ft Lauderdale, Florida facility.  We currently have 6 full-time employees.

                We currently generate the majority of our revenues from service provider referral services. We generate service revenues primarily in the form of lead fees and win fees from our service providers and, to a much lesser extent, other fees for the enrollment of service providers.  We have completed our contract with Home Depot and do not expect to have installed sales revenue in the future.  We generate marketing revenues from the sale of banner, button and other advertising on our Web sites, and from the sale of Find-A-Contractor or Powered by ImproveNet products.  Our marketing revenues are generally derived from suppliers of home improvement products.

On June 25, 2002, the Company announced it would begin the process of liquidating certain assets while it continues to review strategic alternatives.  On August 6, 2002, the Company announced a new agreement to merge with eTechLogix.  The Company continues to operate its websites and provide referral services until further notice.  The Company is operating with a minimal level of staffing.  As a result the Company believes that there is little benefit to be delivered from the remaining long-term multi-year commercial contracts and accordingly the remaining unamortized stock based compensation arising from the warrants associated with these contracts was expensed in the three months ended June 30, 2002.

On July 30, 2002, ImproveNet, Inc. and eTechLogix, Inc. entered into an Agreement and Plan of Merger to merge the two companies.  Pursuant to the terms of the Agreement and Plan of Merger, the merger is scheduled to close no later than December 31, 2002.  Under the terms of the merger, ImproveNet agreed to present a cash tender offer to its current stockholders, which is anticipated to occur immediately following the closing of the merger.  The price will be based in part on ImproveNet’s available cash balance at the closing of the merger.

As part of our restructuring Ron Cooper stepped down on June 13, 2002, as President and Chief Executive Officer.  Mr. Cooper continues to provide management support and remains ImproveNet’s Chairman of the Board until the merger is completed.  Upon completion of the merger, Mr. Cooper intends to serve as a board member of the merged company.

RESULTS OF OPERATIONS

REVENUES

                Our revenues decreased to approximately $895,000 for the three months ended September 30, 2002 from approximately $1.9 million for the three months ended September 30, 2001, a decrease of approximately $1.0 million or 53%.  For the nine months ended September 30, 2002, revenues decreased to approximately $3.2 million as compared to approximately $5.7 million for the nine months ended September 30, 2001, a decrease of approximately $2.5 million or 44%.

                The following table and discussion highlights our revenues for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended, September 30			Nine Months Ended, September 30,
	2002	2001	% Change	2002	2001	% Change
Revenues:
Service revenue	$890	$1,597	–44%	$3,044	$4,562	–33%
Marketing revenue	5	325	–98%	145	1,170	–88%

Total revenue	$895	$1,922	–53%	$3,189	$5,732	–44%

Service Revenues

                Service revenues decreased to approximately $890,000 for the three months ended September 30, 2002 from approximately $1.6 million for the three months ended September 30, 2001, a decrease of approximately $707,000 or 44%.  For the nine months ended September 30, 2002, revenues decreased to approximately $3.0 million as compared to approximately $4.6 million for the nine months ended September 30, 2001, a decrease of approximately $1.5 million or 33%.  The decrease in service revenues was primarily due to a decrease in match rate and win rate as a result of the restructuring of operations during previous quarters.

                As of April 7, 2002, additional pricing changes were announced wherein service providers pay an individual lead fee based on the budgeted dollar value of the job.  This lead fee ranges from $25 to $100.  Additionally, our service providers pay a fee of between 1% and 7% (based on the actual contract value) for all jobs they win.  The lead fee is waived for all jobs with an actual contract value less than $5,000.

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

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2002	2001	2002	2001
Lead Fees	57%	19%	49%	24%
Win Fees	39%	78%	30%	71%
Other Fees	4%	3%	21%	5%

Total Service Revenue	100%	100%	100%	100%

                The revenues we generate from lead and win fees are largely a function of:

•	The number of job submissions;
•	The effectiveness in finding a service provider or match for each job submission;
•	The success of the service provider to win a job; and
•	The amount we charge the service provider for a lead or a win.

The following table provides information on some of our key business metrics (in thousands):

Key Metrics (in thousands)	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2002	2001	2002	2001
Job submissions	26.9	28.7	80.5	98.6
Matched jobs	14.2	16.6	35.3	62.3
Won jobs	1.3	2.4	3.8	8.4

Matched jobs as a % of job submissions	52.6%	57.8%	43.9%	63.2%

Won jobs as a % of job submissions	4.9%	8.4%	4.7%	8.5%

The decrease in Match Rate and Win Rate for the three months ended September 30, 2002, was due primarily to reductions in field staff during our restructuring.  The decrease in Match Rate and Win Rate for the nine months ended September 30, 2002 was due primarily to the economic down-turn during the first three quarters of 2002 and a change in the pricing schedule of Lead Fees and Win Fees in the fourth quarter of 2001.

Revenues from new service provider enrollment fees are recognized as revenue ratably over the expected period they participate in our contractor matching service, which is initially estimated to be one year. Revenues from premium service fees to homeowners are recognized at the time the service is provided.

Marketing Revenues

                Marketing revenues decreased to approximately $5,000 for the three months ended September 30, 2002, from approximately $325,000 for the three months ended September 30, 2001, a decrease of approximately $320,000 or 98%. For the nine months ended September 30, 2002, revenues decreased to approximately $145,000 as compared to approximately $1.2 million for the nine months ended September 30, 2001, a decrease of approximately $1.0 million or 86%. The decline in marketing revenues is primarily a result of the overall softening of the market for online advertising and significant reductions in staffing and marketing services due to current economic conditions. ImproveNet also completed certain commercial contracts in the fourth quarter 2001 that were not renewed this year.

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

We do not have an established historical practice of selling advertising for cash for similar multi-year commercial contracts. We have not assigned any value to the exchange of services or barter element of these transactions and accordingly, we have not recorded either revenue or sales and branding expense for the barter element. However, some of these multi-year commercial contracts do generate an overall net cash component, and in these cases we have recorded revenue based on the cash received or receivable under the contract, net of the obligation, if any, to reimburse the commercial party for the cooperative branding and other marketing services. These revenues are recognized over the term of the commercial contract once advertising and other services have been delivered to the commercial party and collection of the resulting net receivable is deemed probable. There was no revenue generated by multi-year commercial contracts, net of warrant charges, for the three months and nine months ended September 30, 2002, and revenue was approximately $306,000 for the three months and approximately $1.1 million for the nine months ended September 30, 2001.

Total revenues may be analyzed as follows (in thousands):

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2002	2001	2002	2001
Service revenues	$890	$1,597	$3,044	$4,562
Marketing revenues	5	680	145	2,402
Less: Amounts invoiced and accrued under multi-year commercial contracts with related parties	—	(271)	—	(979)
Less: Amortization of warrant stock-based compensation	—	(84)	—	(253)
Total marketing revenues	5	325	145	1,170

Total revenues	$895	$1,922	$3,189	$5,732

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

On June 25, 2002, the Company announced it would begin the process of liquidating certain assets while it continues to review strategic alternatives.  On August 6, 2002, the Company announced a new agreement to merge with eTechLogix.  As a result, the Company believes that there is little benefit to be delivered from the remaining long-term multi-year commercial contracts and, accordingly, the remaining unamortized stock based compensation arising from the warrants associated with these contracts was expensed in the three months ended June 30, 2002 in the amount of approximately  $3,334,000.

OPERATING EXPENSES

Cost of Revenues

Our cost of revenues decreased to approximately $449,000 for the three months ended September 30, 2002 from approximately $1.4 million for the three months ended September 30, 2001, a decrease of approximately $922,000 or 67%.  For the nine months ended September 30, 2002, cost of revenues decreased to approximately $2.0 million as compared to approximately $4.0 million for the nine months ended September 30, 2001 a decrease of approximately $2.0 million or 51%.

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

Cost of Service Revenues

Our cost of service revenues decreased to approximately $444,000 for the three months ended September 30, 2002 from approximately $1.3 million for the three months ended September 30, 2001, a decrease of approximately $839,000 or 65%. For the nine months ended September 30, 2002, cost of service revenues decreased to approximately $1.9 million as compared to approximately $3.7 million for the nine months ended September 30, 2001, a decrease of approximately $1.8 million or 49%.

The decrease in the cost of service revenues was primarily a result of restructuring during the first three quarters of 2002, which reduced payroll and related costs and facilities and related costs.

Cost of Marketing Revenues

Our cost of marketing revenues decreased to approximately $5,000 for the three months ended September 30, 2002 from approximately $88,000 for the three months ended September 30, 2001, a decrease of approximately $83,000 or 94%. For the nine months ended September 30, 2002, cost of marketing revenues decreased to approximately $65,000 as compared to approximately $314,000 for the nine months ended September 30, 2001, a decrease of approximately $249,000 or 79%.

                Cost of marketing revenue includes an allocation of direct Web site operations costs, consisting of payroll and related costs, data transmission costs and equipment depreciation. The decrease in the cost of marketing revenue was a result of the restructuring during the first three quarters of 2002.

Sales and Marketing

Our sales and marketing expense decreased to approximately $430,000 for the three months ended September 30, 2002 from approximately $3.2 million for the three months ended September 30, 2001, a decrease of approximately $2.8 million or 87%.  For the nine months ended September 30, 2002 sales and marketing expense decreased to approximately $2.4 million as compared to approximately $14.1 million for the nine months ended September 30, 2001, a decrease of $11.7 million or 83%.

Our sales and marketing expense includes all of our online and offline direct marketing and advertising, public relations and trade show expenses. Sales and marketing expenses also include payroll and related costs, support staff expenses, travel costs and other general expenses of our marketing, professional services and partnership services departments.

                The decrease in sales and marketing expenses was primarily attributable to:

•	Renegotiating or transitioning new or existing agreements from a high fixed cost formula to a variable performance-based formula based on jobs won;
•	Reduced online and offline brand advertising spending; and
•	Reduced staffing-related expenses as a result of our restructuring during the first and second quarter.

                We plan to leverage our existing infrastructure and to continue the process of negotiating or transitioning agreements from a high fixed cost formula to a variable performance-based formula.

Product Development

Our product development expenses decreased to approximately $58,000 for the three months ended September 30, 2002 from approximately $735,000 for the three months ended September 30, 2001, a decrease of sapproximately $677,000 or 92%.  For the nine months ended September 30, 2002, product development expense decreased to approximately $1.1 million as compared to approximately $2.7 million for the nine months ended September 30, 2001, a decrease of approximately $1.6 million or 58%.

                Our product development costs include the payroll and related costs of our technology staff, fees for contract content providers, other costs of Web site design and new technologies required to enhance the performance of our Web sites.

                The decrease in product development expenses was primarily attributable to decreased payroll and related costs and decreased usage of contract content providers.  We expect product development costs to be minimal until the close of the merger.

General and Administrative

                Our general and administrative expenses decreased to approximately $661,000 for the three months ended September 30, 2002 from approximately $1.2 million for the three months ended September 30 2001, a decrease of approximately $524,000 or 44%.  For the nine months ended September 30, 2002, general and administrative expense decreased to approximately $1.9 million as compared to approximately $3.8 million for the nine months ended September 30, 2001, a decrease of approximately $1.9 million or 51%.

                Our general and administrative expenses include payroll and related costs and travel, recruiting, professional and advisory services and other general expenses for our executive, finance, legal, and human resource departments. The decrease in our general and administrative expenses was a result of the restructuring during the first three quarters of 2002.

Stock-based Compensation and Warrant Amortization

The Company had no stock-based compensation expense for the three months ended September 30, 2002 compared to approximately $1.4 million for the three months ended September 30, 2001, an increase of approximately $1.4 million or 100%.  For the nine months ended September 30, 2002, stock-based compensation increased to approximately $4.7 million as compared to approximately $4.0 million for the nine months ended September 30, 2001, an increase of approximately $0.7 million or 18%.  The increase of stock-based compensation was due to a one-time write-off of approximately $3.3 million of warrants that we took in the second quarter of 2002.

The Company believes that there is little benefit to be delivered from the remaining long-term multi-year commercial contracts and accordingly the remaining unamortized stock-based compensation arising from the warrants associated with these contracts of approximately $3.3 million was expensed in the three months ended June 30, 2002.  Due to the write-off, we will not have stock-based compensation expense in the future.

Corporate Restructuring

During the first quarter ended March 31, 2002, the Company continued restructuring plans initiated in July 2000, which resulted in a total charge in the quarter of approximately $1.6 million, of which approximately $634,000 related to reduction in workforce costs, approximately $391,000 related to facility exit costs, and approximately $562,000 related to asset write-downs.  During the first quarter of 2002, a total of approximately $1.1 million of costs was charged against the restructuring accrual, of which approximately $271,000 related to reduction in workforce costs, approximately $241,000 related to facility exit costs and approximately $562,000 related to asset write-downs.

During the second quarter ended June 30, 2002, the Company announced additional restructuring plans, which resulted in at total charge of approximately $975,000, of which approximately $689,000 related to reduction in workforce costs, and approximately $286,000 related to asset write-downs.  During the second quarter of 2002, a total of approximately $2.2 million of costs was charged against the restructuring accrual, of which approximately $844,000 related to reduction in workforce costs, approximately $1.1 million related to facility exit costs, and approximately $286,000 related to asset write-downs.

During the third quarter ended September 30, 2002, the Company announced additional restructuring plans, which resulted in a total charge of approximately $146,000 of which approximately $106,000 related to reduction in workforce costs, and approximately $40,000 related to facility exit costs.  During the third quarter of 2002, a total of approximately $185,000 of costs was charged against the restructuring accrual, of which approximately $177,000 related to reduction in workforce costs and approximately $8,000 related to facility exit costs.

In the third quarter 2002, we made an adjusting entry of approximately $12,000 to reverse previously overly accrued facility exit costs in previous quarters.  Also in the third quarter, we made an adjusting entry of approximately $127,000 to reverse previously overly accrued employee severance costs mostly relating to over estimating expected COBRA usage.

Interest and Other Income

                Our interest and other income decreased to approximately $69,000 for the three months ended September 30, 2002 from approximately $28,000 for the three months ended September 30, 2001, an increase of approximately $41,000 or 146%.  For the nine months ended September 30, 2002, interest and other income decreased to approximately $136,000 as compared to approximately $675,000 for the nine months ended September 30, 2001, a decrease of approximately $539,000 or 80%.

                The increase in interest and other income in the quarter is attributable to a settlement refund for telephone equipment that was in dispute. We expect the decline in our interest and other income to continue during the remainder of 2002 due to the expected decline in our cash and cash equivalents balances during the year.

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

LIQUIDITY AND CAPITAL RESOURCES

                Cash and cash equivalents totaled approximately $2.7 million at September 30, 2002, a decrease of approximately $6.9 million or 72% from approximately $9.6 million at December 31, 2001. The decrease was primarily due to the $6.9 million of cash used in operating activities and restructuring costs.

                Since our inception, we have primarily financed our operations through private sales of our convertible preferred stock and common stock. In March 2000, we closed our initial public offering that generated net cash proceeds of approximately $39.7 million. Our primary capital needs have been to fund our operating losses, the prepayment of our large media purchases and to make capital expenditures.

                Cash used in operating activities for the nine months ended September 30, 2002, decreased approximately $12.4 million or 64% from approximately $19.3 million for the nine months ended September 30, 2001.  Cash used in operating activities resulted primarily from our net loss before non-cash charges for amortization of stock-based compensation, depreciation, and allowances for doubtful accounts, offset by changes in operating assets and liabilities.

                Cash provided by investing activities was nil in the nine months ended September 30, 2002, and decreased approximately $274,000 or 100% from cash used of approximately $274,000 for the nine months ended September 30, 2001.

                Cash used in financing activities was approximately $10,000 in the nine months ended September 30, 2002, a decrease of approximately $30,000 or 150% from the cash provided of approximately $20,000 at September 30, 2001.  In 2002 the cash was used to repay debt. In 2001 the cash provided was from the exercise of stock options.

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

                Pursuant to the agreement with Microsoft that we entered into during December 1999 and renegotiated in April 2002, an annual fee of $400,000 was due and payable to Microsoft in May 2002, for services through April 2003.  Pursuant to the two-year agreement with AT&T that we entered into in December 2000, the Company is required to pay a minimum of $1.4 million to AT&T for telecommunications and teleconferencing services.  The Company is in the process of disputing the commitment based on a provision within the agreement that allows for revision of the commitment levels based on actual experience and has accrued a reduced liability accordingly.  No resolution has been reached as of the filing of this document.  As at September 30, 2002, operating lease commitments of approximately $171,000 are payable over the next two years.

Our limited operating history and operating losses have limited our ability to obtain vendor credit or extended payment terms and bank financing on favorable terms; accordingly, we depend on our cash and cash equivalent balances to fund our operations.

On July 30, 2002, ImproveNet, Inc. and eTechLogix, Inc. entered into an Agreement and Plan of Merger to merge the two companies. Pursuant to the terms of the Agreement and Plan of Merger, the merger is scheduled to close no later than December 31, 2002. Under the terms of the merger, ImproveNet agreed to present a cash tender offer to its current stockholders, which is anticipated to occur immediately following the closing of the merger. The price will be based in part on ImproveNet’s available cash balance at the closing of the merger.

                We currently believe that our available cash resources will be sufficient to meet our anticipated needs for operations and capital expenditures until the merger is complete.  We will strive to make ongoing realignments as required in order to achieve positive cash flows.  We are additionally decreasing our marketing expenditures to assist us in maintaining our available cash resources.  We may need to raise additional funds, however, in order to develop new, or enhance existing, services in order to respond to competitive pressures or to acquire complementary businesses, services or technologies.  Although we have no present intention to conduct additional public equity offerings, we may seek to raise these additional funds through private or public debt or equity financings.  If we raise additional funds by selling equity securities, the percentage ownership of our stockholders will be reduced. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds were not available on acceptable terms, our ability to fund expansion, react to competitive pressures, or take advantage of unanticipated opportunities would be substantially limited. If this occurred, our business would be significantly harmed. We will continue to evaluate our needs for funds based on our assessment of access to public or private capital markets and the timing of our need for funds.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method, SFAS No. 142 Requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles.  The Company has adopted the provisions of SFAS No. 142 effective January 1, 2002.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board, or APB, Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.  The Company adopted the provisions of SFAS No. 144 effective January 1, 2002.  The implementation of SFAS No. 144 did not have a material effect on the Company’s financial position and results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITG Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” EITF No. 01-09 requires recording certain consideration paid to distributors of the Company’s products as a reduction of revenue.  The

Company adopted the provisions of EITF No. 01-09 effective January 1, 2002.  The implementation of EITF No. 01-09 did not have a material effect on the Company’s financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” The scope of the SFAS No. 146 also includes cots related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No.146. Adopting the provisions of SFAS No.146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

                We have incurred substantial losses and used substantial cash to support our operations as we have expanded our sales and marketing programs, funded the development of our services, promoted our Web sites and matching service and expanded our operations infrastructure. As of September 30, 2002, our accumulated loss was approximately $142 million. We expect our expenditures on sales and marketing activities, support field services and the development of new products, services and technologies to continue at a reduced rate, as we restructured our business in June 2002. These restructuring included operational efficiencies caused by headcount reductions of approximately 82%. We will continue to lose money unless we significantly increase our revenues. We cannot predict when, if ever, we will operate profitably.

If we do not complete the merger, we will continue with liquidation procedures.

                On August 6, 2002, the Company announced an agreement to merge with eTechLogix.  The Company continues to operate its websites and provide referral services until further notice.  If the Company cannot complete the merger we will continue the process of liquidation.  We may have to shut down the website, sell all assets that contain value, and distribute the remaining funds to the shareholders.

We are an early stage company and we have recently restructured our business to offer new services. As a result, we have a limited history, which makes it difficult to evaluate our business.

                We were incorporated in January 1996; however, we did not begin offering home improvement services on the Internet until August 1997. In December 1998, we began selling Web site advertising. Until March 1999, we focused primarily on building our network of service providers and refining our matching services processes. In March 1999, we hired our Chief Executive Officer and commenced recruiting our senior management team. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites, for national suppliers of home improvement and repair products. In November 1999, we launched our customized Web site for service providers. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999. We experienced reductions in force in July 2000. In the second half of 2000 we significantly reduced our marketing expenditures. In the first and third quarters of 2001, first quarter of 2001, and most recently as of September 2002, we implemented cost restructuring initiatives that included a reduction in workforce. Furthermore, even if our business is successful, we may change our business to enter into new business areas such as our Premiere Services offerings, which are in the process of launching into selected geographic regions.  These and other new business initiatives are areas in which we do not have extensive experience.

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

                We depend on our service providers to report that they have won a job, report the correct contract amount, and pay us our win fee. We rely on our relationships with our service providers and the incentive to receive future leads from us to encourage service providers to report wins and pay win fees. Currently, we do not have a control or an oversight mechanism in place with either service providers or homeowners to ensure that they report wins and pay win fees. If service providers do not report wins, the correct contract amounts, or pay us win fees, we will lose service revenues and our business will be harmed.

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

                We do not hold derivative financial instruments as of September 30, 2002, and have never held such instruments in the past. In addition, we had no debt instruments outstanding as of September 30, 2002. We currently transact all of our revenues, which are all traded in the United States of America, in U.S. dollars.

Item 4. Controls and Disclosures

Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our Chairman and Controller, we have, as of a date within 90 days before the filing date of this quarterly report (the “Evaluation Date”) evaluated the effectiveness of our “disclosure controls and procedures.”  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  They include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chairman and Controller, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls.  There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of their last evaluation.

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

                None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit    Description of Document

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.35	AT&T Master Agreement MA Reference No. DCMT306779. (1)
10.39	Agreement and Plan of Merger dated July 30, 2002 by and among ImproveNet, Inc., eTechLogix, Inc., and eTech Acquisition, Inc. (2)
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended March 31, 2002 filed on April 15, 2002.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on August 6, 2002.
(3)	Filed herewith.

(b)         Reports on Form 8-K

On August 6, 2002, the Registrant filed a Current Report on Form 8-K relating to the execution of an Agreement and Plan of Merger with eTechLogix, Inc.

On October 15, 2002, the Registrant filed a Current Report on Form 8-K relating to an amendment to the Agreement and Plan of Merger with eTechLogix, Inc. whereby the parties agreed to extend the closing of the merger from November 30, 2002 to December 31, 2002.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed, November 15, 2002 on its behalf by the undersigned duly authorized.

IMPROVENET, INC.
(Registrant)

By:/s/ Ronald B. Cooper

Ronald B. Cooper
Chairman
(Principal Financial Officer)

By:/s/ Christopher A. Kendall

Christopher A. Kendall
Controller
(Principal Accounting Officer)

Date: November 15, 2002

Certification Pursuant to Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15. (5)

I, Ronald B. Cooper, the Chairman and Principal Financial Officer of ImproveNet, Inc. (“the Company”), certify that:

1.               I have reviewed this quarterly report on Form 10-Q of ImproveNet, Inc;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about he effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers an I have disclosed, abased on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in the is quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies an material weaknesses.

Dated: November 15, 2002

/s/Ronald B. Cooper
Ronald B. Cooper
Chairman and principal financial officer

Certification Pursuant to Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15. (5)

I, Christopher A. Kendall, the Controller and Principal Accounting Officer of ImproveNet, Inc. (“the Company”), certify that:

1.               I have reviewed this quarterly report on Form 10-Q of ImproveNet, Inc;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about he effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers an I have disclosed, abased on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in the is quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies an material weaknesses.

Dated: November 15, 2002

/s/Christopher A. Kendall
Christopher A. Kendall
Controller and principal accounting officer