Form 10KSB
period 2002-12-31
IMPROVENET INC
filed 2003-04-15
CIK 1043561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________ TO _________.

                        COMMISSION FILE NUMBER 000-29927

                                IMPROVENET, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            77-0452868
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                        8930 E. RAINTREE DRIVE, SUITE 300
                            SCOTTSDALE, ARIZONA 85260
                    (Address of principal executive offices)

                                 (480) 346-0000
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES [X]    NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $777,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on March 31, 2003 was approximately $501,411.00. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's common stock, $.001 par value, was 39,110,428 as of March 31, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

                                IMPROVENET, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I
Item 1.     Description of Business                                           2
Item 2.     Description of Property                                          24
Item 3.     Legal Proceedings                                                24
Item 4.     Submission of Matters to a Vote of Security Holders              24

PART II
Item 5.     Market for Common Equity and Related Stockholder Matters         24
Item 6.     Management's Discussion and Analysis or Plan of Operation        25
Item 7.     Financial Statements                                             31
Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         31

PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act                32
Item 10.    Executive Compensation                                           35
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                       36
Item 12.    Certain Relationships and Related Transactions                   37

PART IV
Item 13.    Exhibits and Reports on Form 8-K                                 37
Item 14.    Controls and Procedures                                          37

SIGNATURES                                                                   38

RECENT DEVELOPMENTS

     Effective December 23, 2002 (the "Effective Time"), Etech Acquisition, Inc. ("Merger Sub"), a newly formed Arizona corporation and wholly-owned subsidiary of ImproveNet, Inc., a Delaware corporation ("ImproveNet" or "the Company"), merged (the "Merger") with and into eTechLogix, Inc., an Arizona corporation ("eTechLogix") pursuant to an Agreement and Plan of Merger dated July 30, 2002 (the "Merger Agreement"). The description contained in this Item 1 of the transactions consummated pursuant to the terms and conditions of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, and the amendments thereto, which are incorporated herein by reference. The Merger Agreement is filed as Exhibit 10.39 to the Report on Form 8-K filed by the Company on August 6, 2002 and which provides additional information regarding the Merger Agreement. Amendment No. 1 to the Merger Agreement and Amendment No. 2 to the Merger Agreement which are filed herewith as Exhibits 2.4 and 2.5.

     At the Effective Time, each outstanding share of the common stock, no par value per share, of eTechLogix ("Etech Common Stock") was converted into the right to receive and became exchangeable for 5,555.555556 shares of common stock of ImproveNet, par value $0.001 per share ("IMPV Common Stock"). A total of 35,417,750 shares of IMPV Common Stock were issued in the Merger to eleven (11) different shareholders of Etech Common Stock. Of the holders of Etech Common Stock, Jeffrey I. Rassas, Homayoon J. Farsi and Naser Ahmad, the directors of Etech, (the "Etech Directors") collectively received 30,310,740 shares of IMPV Common Stock in the Merger and have acquired control of ImproveNet. At the Effective Time, the Etech Directors collectively held 57.06% of the outstanding shares of IMPV Common Stock. There are no agreements between the Etech Directors regarding their holdings of IMPV Common Stock.

     ETechLogix is now a wholly-owned subsidiary of ImproveNet. However, as a result of the change in control of ImproveNet, eTechLogix is the "acquiring" entity and ImproveNet is the "acquired" entity for accounting and financial reporting purposes.

     In addition, each outstanding warrant which was exercisable to purchase shares of Etech Common Stock was converted into a warrant to purchase a number of shares of IMPV Common Stock equal to the number of shares of Etech Common Stock that could have been purchased by exercising such warrant multiplied by 5,555.555556, at a price per share of IMPV Common Stock equal to the per share exercise price of such warrant divided by 5,555.555556. Warrants to purchase 1,500,000 shares of IMPV Common Stock were issued in the Merger. Also, each unexpired outstanding option to purchase Etech Common Stock was converted, on the same vesting schedule, into an option to purchase a number of shares of IMPV Common Stock equal to the number of shares of Etech Common Stock that could have been purchased under such option multiplied by 5,555.555556, at a price per share of IMPV Common Stock equal to the per share exercise price of $0.05 per share. Options to acquire 788,889 shares of IMPV Common Stock were issued in the Merger of which 222,222 had vested as of December 23, 2002.

     The Merger was intended to qualify as a tax deferred reorganization under
Section 368(a) of the Internal Revenue Code of 1986, as amended, and to be accounted for on a purchase basis. Neither ImproveNet nor any of its affiliates, directors, or officers or any affiliate of any of ImproveNet's directors or officers had any material relationship with the holders of securities of eTechLogix at or before the Effective Time. eTechLogix is a leading developer and marketer of enterprise commerce management software applications for the supply side of the building materials industry.

SPECIAL NOTE REGARDING FINANCIAL RESULTS RELATIVE TO THE BUSINESS OF THE ISSUER

     As a result of the Merger which occurred late in 2002, eTechLogix is deemed to be the "acquiring" entity and ImproveNet the "acquired" entity for accounting and financial reporting purposes, and the financial reporting in this report on Form 10-KSB primarily and almost exclusively reflects only the activity of eTechLogix during the designated periods. With regard to the discussion in ITEM 1 DESCRIPTION OF BUSINESS set forth below, financial information regarding the service provider matching services and marketing services, which comprises the primary activity of ImproveNet, is not reflected in the financial results set forth in ITEM 7 FINANCIAL STATEMENTS. The financial results primarily reflect activities of eTechLogix and comprise sales of the business management software and of the offerings to the manufacturers and distributors in the building materials industry. Despite this fact, the activities of ImproveNet are a major focus for us following the Merger, and through the first quarter of 2003, the service provider matching services of ImproveNet are the primary revenue generating component of the combined businesses of ImproveNet and eTechLogix.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements based on our current expectations about our company and our industry. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate," "project" and other similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors that May Affect Our Results of Operations and Financial Condition" and elsewhere in this report. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW AND BUSINESS DEVELOPMENT

     We started business in January 1996 as a regional contractor matching service. Originally ImproveNet was a California corporation but reincorporated in Delaware in 1998. We spent most of 1996 and 1997 building our service provider database, developing our services and technology, recruiting personnel and raising capital. We launched our Web site and homeowner/service provider matching service on a national scale in August 1997. In December 1998, we began selling Web site advertising and direct marketing services to suppliers of home improvement products as a way to send targeted messages about their products, including product promotions, to homeowners at the time of purchase, as well as to our network of service providers. In March 1999, we began to hire a new senior management team. In April 1999, we introduced Powered by ImproveNet, a service that allows third parties to offer the ImproveNet matching services and content on their Web sites. We completed the acquisition of two regional contractor referral companies, Contractor Referral Service, LLC and The J.L. Price Corporation, in September and November 1999, respectively. These entities were integrated into our operations during the course of calendar year 2000.

     On March 15, 2000, we completed our initial public offering. We sold 2,760,000 shares of our common stock in the offering at $16.00 per share and received approximately $44,160,000 in gross proceeds. Shares of our common stock were listed for trading on the Nasdaq National Market System. From January through June 2000, we spent substantial amounts primarily on marketing and marketing related activities, as well as the development and expansion of our service and operations infrastructure.

     On June 10, 2002 we entered into a letter of intent with eTechLogix which outlined the substantive terms of an agreement and plan of merger involving the companies. The resulting Merger Agreement was entered into on July 30, 2002. On December 23, 2002, eTechLogix became our wholly-owned subsidiary by way of a merger of Merger Sub with and into eTechLogix pursuant to terms of the Merger Agreement. With regard to ImproveNet, it was anticipated that as a result of the Merger our stockholders would be offered a share buyback at a price to be finalized on or before the closing that would represent a premium over what they would receive upon a liquidation and dissolution of the company.

     The board of directors of ImproveNet based its decision to enter into the letter of intent, in part, upon a liquidation analysis which it prepared which projected the anticipated proceeds to the stockholders were the company to dissolve and liquidate. The liquidation analysis necessarily made assumptions concerning numerous important factors relevant to the amount of proceeds which would be available, such as the revenues which would be generated by ImproveNet during the dissolution process, the extent to which it could resolve long term liabilities on a reasonable basis and the costs associated with the process of dissolution and liquidation. While the board recognized that its liquidation analysis involved many uncertainties, the board nevertheless concluded that the analysis provided a basis for its anticipation that the proposed transaction with eTechLogix would likely provide a premium to the stockholders over the proceeds of a possible dissolution and liquidation.

     The board of directors of ImproveNet also based its decision upon its belief that that it was unlikely that ImproveNet could be sold as an entity to a party other than eTechLogix on a basis more favorable to the stockholders of ImproveNet than the transaction with eTechLogix. During the second quarter of 2002, the chairman of ImproveNet contacted five substantial companies in the building materials industry with which he had previous business relationships in order to discuss the possibility of their acquiring ImproveNet as a company or purchasing some or all of its assets. None of the five companies indicated any interest in pursuing a transaction with ImproveNet which would have provided value to the stockholders of ImproveNet comparable to the value they were to be entitled to receive in the proposed transaction with eTechLogix.

     The primary reason for eTechLogix entering into the Merger Agreement was to extend its business to include consumers and contractors in the building materials industry. The company has, to date, directed its business to manufacturers and distributors in that industry. Early in 2002, the board of directors of eTechLogix concluded that eTechLogix would benefit if it could include consumers and contractors in its target market as well as manufacturers and distributors. With the approval and support of the board, the chief executive officer of eTechLogix began a search for companies which eTechLogix could acquire to provide it with a means of reaching consumers and contractors. In February 2002, the chief executive officer identified ImproveNet as a potential candidate and made contact with the chairman of ImproveNet, who was then its chief executive officer. A letter of intent was executed between the parties on June 10, 2002, and the Merger Agreement was executed the following month.

     eTechLogix advised us that the board of directors of eTechLogix approved the Merger Agreement and the Merger for a variety of reasons, including the following:

     * The combination of eTechLogix with ImproveNet will create a combined company with access to strategic relationships not currently available to eTechLogix with companies in the building materials industry which could become key business partners.

     * eTechLogix has developed intellectual property which it has marketed under the brand name Smart Fusion(SM) to manufacturers and distributors in the building materials industry. The combination with ImproveNet will enable the combined company to market this intellectual property to consumers and contractors as well as distributors and manufacturers.

     * eTechLogix has developed intellectual property, marketed under the brand name of eBusiness, that has been designed to meet the specific needs of distributors and contractors. The board of eTechLogix believes that the combination of eTechLogix and ImproveNet will enable the combined company to generate additional revenue by marketing the software to new potential customers to whom the combined company will have access as a result of the operations of ImproveNet.

     * eTechLogix was a privately held company. The board of eTechLogix believed that the combined company, by continuing to file reports with the SEC and remaining a public company, will be better positioned to raise additional capital under current market conditions than is eTechLogix as a private company.

     * Since the combined company will be a public reporting company, eTechLogix believes that the combined company may be able to utilize its stock to make strategic acquisitions, something which is more difficult for eTechLogix to do as a privately held company.

BUSINESS OF ISSUER

     ImproveNet, Inc. is a nationally recognized provider of home improvement services. There are two major categories of home improvement services: service provider matching services and marketing services. In addition, through our wholly-owned subsidiary eTechLogix, we are a developer of and marketer of Enterprise Commerce Management ("ECM") software sold under the product servicemark of Smart Fusion(SM) for the Building Materials Industry ("BMI"), which is segmented into many vertical markets.

SERVICE PROVIDER MATCHING SERVICES

     Our service provider matching service is the process by which homeowners are matched to our network of pre-screened ImproveNet contractors. This was the core business model upon which the Company was founded and has been the primary source of revenue for the Company. Since its inception, the Company has invested quite heavily in establishing a pool of national remodeling contractors. The Company considers this to be the core of its business and we anticipate the major portion of the Company's resources and efforts in the foreseeable future will be devoted to further this service.

MARKETING SERVICES

     We provide advertising and marketing services on behalf of home improvement suppliers and marketing programs for building materials manufacturers, distributors, contractors and trade professionals, as well as other companies who wish to communicate to our consumer and service provider audiences. We also provide content and on-line tools on behalf of companies to assist them in serving their own on-line customers.

DEVELOPER AND MARKETER OF BUSINESS MANAGEMENT SOFTWARE

     With regard to our business management software offerings, we have initially focused our business strategy on the window and door manufacturers and distributors ("WND") niche of the BMI, which accounts for over $25 billion in industry wide annual sales. It encompasses a finite universe of prospective customers with a distinct multi-tiered distribution channel and supply chain procurement processes that can be significantly enhanced with web based Enterprise Commerce Solutions ("ECM"). We provide a comprehensive, integrated software platform that enables manufacturers to quickly create a "Pure Internet" true eCommerce solution specifically with regard to their product order configuration packages and electronic catalogs. We anticipate becoming a leading Enterprise Commerce Software provider in that space, delivering solutions that integrate seamlessly with legacy IT systems. Our solutions enable customers to increase profitability through improved sales processes and reduce costs by minimizing operating inefficiencies.

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

     The participants in the home improvement market includes homeowners, service providers, manufacturers, distributors, and suppliers of home improvement products. These participants face distinct challenges in meeting their objectives.

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

     MANUFACTURERS, DISTRIBUTORS, AND SUPPLIERS OF HOME IMPROVEMENT PRODUCTS

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

BUSINESS OBJECTIVES AND STRATEGIES

THE IMPROVENET STRATEGY

     ImproveNet's strategy is to become one of America's premiere building materials services company. The key elements of our strategy are:

DELIVER A SATISFYING HOME IMPROVEMENT PROJECT EXPERIENCE FOR HOMEOWNERS, SERVICE PROVIDERS AND SUPPLIERS

     The core of our strategy is to make it easy for homeowners, service providers, and suppliers to work together effectively throughout the entire home improvement project experience to deliver a successful result for all of the participants. Our focus on identifying homeowners that are highly interested in undertaking and completing a home improvement project and qualified service providers interested in providing such services, in addition to providing homeowners quick and easy access to information on service providers and improved project support allows us to change the current approach and execution of a home improvement project.

     Access to this marketplace allows service providers in our network to increase their own business and financial efficiencies and differentiate themselves from their competitors. Similarly, this access allows suppliers to market their home improvement products and services within a cost effective advertising medium. We believe that the execution of our ongoing strategy requires us to:

     * Strengthen the pool of high quality information and content on our Web sites;

     * Strengthen the size and capabilities of our network of service providers;

     * Strengthen our relationships with suppliers through enhanced co-branded opportunities and highly targeted advertising products; and

     * Strengthen and improve the business management software solutions and marketing programs we offer to manufacturers and distributors in the BMI.

     We believe that achieving these goals will improve the level of professionalism and reliability among service providers as well as the perception of the home improvement industry in general.

ATTRACTING MORE SCREENED SERVICE PROVIDERS TO OUR NETWORK

     We continue our efforts to develop and implement initiatives that will result in additional screened service providers participating in our network by:

     * Upgrading and improving our Web based content to create better quality home improvement jobs;

     * Increasing participation by interested, responsive and screened service providers;

     * Offering tools and incentives to help ImproveNet service providers compete more successfully;

     * Developing tracking systems and procedures to identify wins that are not reported to us by either the service provider or the homeowner; and

     * Initiating service provider recruitment programs to increase participation in our network by utilizing call center operations through existing relationships with companies in India and Bangladesh.

     We have invested heavily in the development of content design tools and services and have refined our submission process to increase the quality of the homeowner experience and the quality and number of jobs submitted. We have also invested in a more highly targeted matching program, increasing the project-types from 28 broad categories to more than 400 specific home improvement project types. This action should permit us to more closely match prospective service providers to each specific home improvement project lead we receive. Again, we require each homeowner to evaluate, on his own, the prospective service providers identified before selecting one for his home improvement project.

COMMERCIAL RELATIONSHIPS WITH SUPPLIERS OF HOME IMPROVEMENT PRODUCTS, SERVICES AND RELATED HOME SERVICES

     For businesses selling to remodeling contractors, ImproveNet provides marketing and loyalty solutions to its service provider network. The network has approximately 30,000 professionals representing, by our estimates, approximately

$10 billion in annual product and services purchases. The number of service providers that actually receive leads each month is dependent upon the number of home improvement project leads submitted to us and the type of work required for each project submitted. The number of service providers receiving leads from us in any given month is less than the total number of those service providers actually enrolled in our network. Through electronic communications tools such as pager, e-mail, and ImproveNetPRO.com we can deliver a targeted personalized marketing campaign on behalf of manufacturers, retailers and other service and product providers to our network. In addition, we can supply co-branded content and services to enhance their Internet offering.

BUSINESS MANAGEMENT SOLUTIONS AND MARKETING PROGRAMS FOR THE BUILDING MATERIALS INDUSTRIES

We recognize the tremendous untapped need within the BMI for technology solutions to solve critical business needs. The Company's strategy for success is to:

     * Target the BMI one vertical segment at a time such as, WND, roofing, plumbing, lumber, etc., providing a highly targeted solution;

     * Continually develop and possess an extensive knowledge base of the vertical market served that is equal to the customer's and unsurpassed by the competition;

     * Develop and market the best web-based solutions that solve pervasive, urgent problems for customers;

     * Ensure seamless integration to the BMI supply chain from end user to manufacturer, enabling companies to leverage their existing IT Infrastructure investment;

     * Define a specific niche market segment utilizing a direct sales model, while leveraging vertical partnerships to penetrate enterprise customers;

     * Deliver customer-driven value propositions based on deep domain experience and understanding of our target market;

     * Maintain technological expertise and competitive advantage to deliver open solutions that are "Pure Internet"; and

     * Create options for significant expansion (geographically, vertically and with new products).

     * Leverage existing relationships and favorable cost and expense structure with companies in India and Bangladesh for continued research and development of business management software, e-commerce and e-distribution technology solutions.

PRINCIPAL SERVICES AND PRODUCTS

THE IMPROVENET SOLUTION

     We provide home improvement information and services leveraging our Internet presence and our network of highly qualified service providers. We aggregate and organize information and design tools for homeowners, generate job leads for our network of service providers and provide value chain management solutions, channel development services, strategic market research services, and e-commerce software solutions on behalf of home improvement manufacturers, distributors, and suppliers. We have built and currently maintain a national network of service providers. We independently screen and monitor to ensure that our homeowners' qualified job leads are matched with pre-screened service providers.

     Our solution offers the following benefits:

     FOR HOMEOWNERS:

     * ONLINE PROJECT PLANNING ASSISTANCE. We believe our online services, including our product showcase, our design gallery and our planning and estimating tools, provide answers to homeowners' diverse questions and needs regarding home improvement and repairs. Our Web site allows each homeowner to generate ideas from the product showcase and design gallery and access the personal project folder, an archive of previous product ideas. In addition, we offer homeowners the ability to search for home improvement services and to plan their current projects using our interactive planning tools.

     * ACCESS TO QUALITY SERVICE PROVIDERS. ImproveNet has built a network of qualified service providers covering most US markets and home improvement trade categories. Our screening process is designed to identify high quality service providers in each local market nationwide. To pass our screening criteria, service providers must have a clean credit and legal history, appropriate insurance and no significant negative references from customers or other service providers. By creating a national network of screened service providers, we improve the likelihood that homeowners who contact us will hire qualified, experienced and reputable service providers.

     * CONVENIENT AND COST EFFECTIVE SERVICES. We choose the service providers by matching their geographical, job type and job size preferences, with the homeowner's job specification. We encourage the selected service providers to contact the homeowner directly to discuss the job in detail within 48 hours. For projects greater than $500, our matching process often provides more than one service provider, creating a competitive marketplace for their home improvement bid.

     * ONLINE FINANCING. In December 2000, we launched a new "Find a Lender" program on our site where remodeling homeowners can apply online for home equity loans and lines of credit and receive instant approval decisions.

     * PROJECT COMPLETION BY IMPROVENET. For selected projects and markets, ImproveNet, Inc. will act as the general contractor to ensure a nationally consistent quality approach to home improvement repairs. The Company is currently providing such service in two major markets in the United States.

FOR IMPROVENET SERVICE PROVIDERS:

     * QUALITY JOB LEADS. Service providers who receive leads through our proprietary matching service benefit from the likelihood that the homeowner's interest is real and that the potential project is correctly characterized. In addition, service providers give us geographic, job type and job size preferences, which enable us to match the jobs that meet their preferences and expertise. Service providers can change their preferences at any time to reflect their changing needs and circumstances. Through our ImproveNetPro.com website, we communicate job leads in near real-time to the selected service providers.

     * COMPETITIVE DIFFERENTIATION. We believe service providers can differentiate themselves from their competitors by successfully completing our proprietary screening process and joining our network. Approximately 50% of the service providers that we have screened meet our selection standards of professionalism and reliability. Currently, we have approximately 30,000 eligible service providers in our network who may receive qualified job leads from us.

     * BUSINESS AND FINANCIAL EFFICIENCIES. Service providers who participate in our matching service pay only for job leads that they accept and for jobs that they win, allowing them to reduce their upfront marketing costs. New job leads from our matching service supplement the flow of work that contractors, architects and designers receive from their traditional sources, which allows them to plan and operate their businesses more efficiently. Furthermore, through our SmartLeads program, service providers in our network are able to gain business and financial efficiencies that are not likely available to their competitors.

FOR MANUFACTURERS, DISTRIBUTORS, AND SUPPLIERS OF HOME IMPROVEMENT PRODUCTS:

     * TARGETED ADVERTISING TO HOMEOWNERS. ImproveNet.com is designed to attract visitors who are focused on remodeling, repairing and maintaining their homes. We believe that this audience is a valuable target for suppliers of home improvement products and services. Banners, buttons and other forms of advertising allow these suppliers to target their message more efficiently and cost-effectively to a highly responsive and focused audience. Moreover, through our SmartLeads program, suppliers are able to reach service providers and homeowners engaged in home improvement projects through targeted messages.

     * TARGETING ADVERTISING TO SERVICE PROVIDERS AND SITE ADVERTISING. Through our SmartLeads program, we offer our suppliers the opportunity to run highly targeted promotions to our network of service providers based on detailed attributes including project type, cost, timing and location. This focused advertising offers suppliers an effective method of selling entire lines and specific products to highly interested service providers at the time of purchase.

     * CO-BRANDED WEB SITES. We offer suppliers the opportunity to place our content and services on their own Web sites or link to co-branded Web sites, without having to expend development time or resources. These co-branded Web sites allow suppliers to offer our content and services to their customers. In many of these arrangements, the suppliers' share in the revenues from jobs referred through their site or the co-branded Web site.

     * CHANNEL MARKETING SOLUTIONS. We offer a channel marketing solution that allows manufacturers and distributors entree to a $1.3B+ annual renovation and remodeling market. This channel marketing solution has our Smart Fusion(SM) configuration, ecommerce and cataloging software on the backend making it easier for contractors to buy building materials and products from their favorite manufacturers and distributors. This program also allows manufacturers and distributors to build and reinforce their brand, provide discount, rebate and other types of incentives, and allows them to market and sell directly into a market rich with contractors and homeowners who are spending over $2M dollars per day on remodeling and renovation projects and processing their requests through our site(s). In addition, the communications between our customer service center representatives and homeowners and service providers who utilize our service provider matching services offers a personal touch that can help to enhance the effectiveness of the channel marketing solution.

     * ECOMMERCE SOFTWARE SOLUTIONS. Initially targeted for the window and door manufacturers and distributors, our Enterprise Commerce GatewaySM ("ECG") provides WND manufacturers with an efficient, easy to deploy and manage, sales oriented eCommerce solution. ECG is a fully developed product that integrates seamlessly into any enterprise back office (ERP, CRM) system, allowing Application-to-Application (A2A) capability throughout the entire supply chain. An order placed through ECG automatically updates the back-office system without additional input, eliminating errors and reducing order-processing time. ECG is scalable to meet the needs of any size company, whether the volume is 10 or 100,000 orders per day, enabling manufacturers to sell off-the-shelf, standard products, as well as complex configurable products and services. ECG proves the concept of "mass-customization," completely automating the transaction process, with orders placed based on individual options and specifications. Customers can access a manufacturer's eCommerce site to check availability, evaluate options and obtain pricing in real-time, eliminating delays and errors in the ordering process. They can define a virtually unlimited number of applicable options such as size, model, configurable components and services.

     * EDISTRIBUTION SOFTWARE SOLUTIONS. We recognize that WND distributors required an integrated back-office solution to facilitate eCommerce as well. Therefore, we developed eDistribution, a comprehensive web-based ERP solution designed specifically to meet the needs of wholesale distributors. It includes: Order Entry, Purchasing (procurement), Inventory Management, Accounts Receivable and Payable, General Ledger, Sales Analysis. It also fully integrates to ETechLogix's ECG. Modules are highly open and scalable for communications to other eBusiness products as well as future growth. All applications are fully written in Pure Java and Enhanced Java Beans (EJB) with Oracle or SQL as the back end databases and are fully web enabled. Modules are designed specifically for BMI and allow multi-location distributors to conduct business over a private network or the Internet. Functional security has been provided throughout the product for control and eligibility.

     Our key service offerings and capabilities include:

PRODUCTS AND SERVICES

     FOR HOMEOWNERS

IMPROVENET.COM

     Our consumer Web site, www.ImproveNet.com, enables homeowners to browse, free of charge, pages of ideas and information for use in their home improvement projects and to use our project tools to help them better understand their home improvement project. Our design gallery on ImproveNet.com features color images of the work of leading architects and designers. For most designs, we provide images, comments from both the designer and our editors and a detailed list of products used in the design. Our product showcase on ImproveNet.com contains images of a full range of more than 5,000 distinct home improvement products and includes brands such as Armstrong, DuPont, General Electric Appliances, Owens Corning, Price-Pfister, Masco's KraftMaid and Merrillat. Our eight interactive estimators designed to assist homeowners through the planning and budgeting stage of the home improvement process allow homeowners to calculate prices for a project based on parameters such as physical dimensions, styles and the homeowner's location.

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

IMPROVENET'S NETWORK OF SERVICE PROVIDERS

     ImproveNet has built a network of screened service providers covering most U.S. markets and home improvement trade categories. Approximately 30,000 are enrolled in our network. The number of service providers that actually receive leads each month is dependent upon the number of home improvement project leads submitted to us and the type of work required for each project submitted. The number of service providers receiving leads from us in any given month is less than the total number of those service providers actually enrolled in our network. Service Providers join our network by coming directly to our Web site and completing an application and consenting to and undergoing our screening process. In addition, we recruit service providers via direct telemarketing activities. In order to qualify to participate, a service provider must maintain a clear credit history and have no legal judgments for at least three years. They must also provide proof of insurance and valid professional licenses in those jurisdictions that require such licenses. Finally, they must maintain good references with the consumers and suppliers from whom we receive feedback. We offer no warranty or guaranty of the work of any service provider and serve only to identify contractors that meet our screening criteria. Each homeowner must make his own decision regarding the hiring of any service provider. .

     We believe that these qualifications make ImproveNet's service providers more likely to deliver quality professional work to our customers. We also believe that ImproveNet service providers are more likely to be successful, making them highly attractive customers for our home improvement supplier partners.

IMPROVENET'S MATCHING SERVICES

     We offer homeowners through our network an opportunity to submit to us a home improvement project that we match with local service providers, who want to bid on the project. Homeowners who are starting home improvement projects begin the process by clicking on our homepage links to "Find a Contractor" or "Find a Designer" and are then asked to complete a detailed project request form that specifies the type of job the homeowner desires.

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

     Service providers contact the homeowner to discuss the job in detail, ideally within 48 hours of receipt of our e-mail. Once the homeowner and service provider have been matched, the service provider is able to bid on the project at any time after meeting with the homeowner. Following the completion of the project, we send a quality-assurance survey form to the homeowner to determine the outcome of the project and the level of homeowner satisfaction.

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

     FOR SERVICE PROVIDERS, CONTRACTORS AND BUILDERS

     A. SERVICES

SERVICE PROVIDER MATCHING SERVICES

     With one of the most robust web-based matching services for professional builders, general and remodeling contractors available in the market, we have over 350,000 registered contactors in our national network. Over 30,000 of them are activated in our Membership Program. The number of service providers that actually receive leads each month is dependent upon the number of home improvement project leads submitted to us and the type of work required for each project submitted. The number of service providers receiving leads from us in any given month is less than the total number of those service providers actually enrolled in our network. This elite group of trade professionals receives over 10,000 renovation and home improvement project leads each month that have been qualified by our highly skilled, professional staffed customer service center located in Canada.

     Leads are qualified and opened daily by our highly-skilled customer service center staff, many of whom are former trade professionals and contractors themselves. We qualify these leads to ensure they are top quality, and so we don't waste time of contractors participating in our Membership Program. Better leads equal more work for participating contractors, and an expected increase in revenues.

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

CUSTOMER SERVICE AND OPERATION FUNCTIONS

     Currently all of our customer service and operation functions for homeowners and service providers regarding the service provider matching services are performed under the terms of a services agreement with an unrelated corporation in Nova Scotia, Canada. The functions performed by the Canadian corporation include (i) receipt and processing of homeowner projects leads, (ii) verification of homeowner project leads, (iii) distribution of homeowner project leads to screened service providers, (iv) screening of service provider applicants for participation in our network, and (v) collection of accounts receivable from participating service providers. The communications activities with homeowners and service providers that is performed as part of the customer service and operations functions provides a personal touch that we believe enhances the effectiveness of the service provider matching services. The services agreement is for a two-year period ending December 23, 2004. The services agreement is subject to termination without cause, by us upon 90 days written notice, and by the Canadian corporation upon 180 days written notice. A transition plan for the customer service and operation functions will be implemented with the cooperation of both parties following any such termination.

     FOR MANUFACTURERS AND DISTRIBUTORS

DISTRIBUTION METHOD - The service offerings and programs for manufacturers and distributors set forth below are distributed through our in-house direct sales force.

IMPROVENET MARKET MAKER(SM) - Is a value chain management solution for building materials manufacturers and distributors. Comprised of hosted and enterprise web-based business management software, online services, and marketing programs, Market Maker provides building materials manufacturers and distributors direct access to a $1.3B+ annual renovation and remodeling market.

Market Maker helps companies to:

     * Define strategic marketing and product launch activities through our state-of-the-art market research services that tap into tens of thousands of contractors and hundreds of thousands of consumers who spend over $2M dollars per day on remodeling and renovation projects

     * Define, develop and optimize your channel marketing efforts to deploy best practice go-to-market activities and increase revenues

     * Save money, increase revenues and maximize distribution by streamlining critical manufacturing processes like product configuration, bill of material generation and order entry, and by commerce-enabling your business with seamless integration into your back-office system

     * Increase profitability, reduce inefficiencies, and effectively manage your distribution processes by leveraging leading edge web-based back office business management and e-commerce technology that provides end-to-end accounting, sales analysis, market trending, inventory, channel management functionality and more

Market Maker contains five modules:

     *    Strategic market research services

     *    Channel development services

     *    Channel management services

     *    E-commerce software for manufacturers

     *    Web-based business management software for distributors

IMPROVENET STRATA(SM) - Strategic market research services

     ImproveNet STRATA(SM) leverages the power of ImproveNet's market research expertise with REAL TIME CONSUMER, DEALER AND CONTRACTOR MARKET RESEARCH to determine the best markets for a building materials manufacturer or distributor's products, the appropriate position in the market for those products, and to understand the unique requirements of the manufacturer or distributor's buyer. Our STRATA program allows a manufacturer or distributor to gain critical insight into the future, help determine product launch schedules, product life cycles, market acceptance and buyer behavior so that more effective planning of branding, advertising and marketing activities, and more effective creation of distribution strategies and programs that maximize channel performance and increase sales.

IMPROVENET CHANNEL BUILDER(SM) - Manufacturer, distributor, dealer and contractor development services

     The ImproveNet Channel Builder(SM) program helps companies IDENTIFY, RECRUIT and DEPLOY the right distribution channel for home improvement, remodel and renovation products by facilitating the recruitment of the best contractors and trade professionals to represent those products. With a national network of over 350,000 licensed and pre-screened general, building and remodeling contractors and trade professionals, we have one of the most comprehensive contractor networks with coverage in most major metropolitan areas in the country. With nearly a decade of expertise in recruiting top-notch contractors and trade professionals, and tens of millions of dollars invested into this market, we have some expertise regarding the more productive methods to reach this audience. In addition, the communications between our customer service center representatives and homeowners and service providers participating in our service provider matching services offers a personal touch that can help to enhance the effectiveness of the ImproveNet Channel Builder(SM) program for our customers.

IMPROVENET CHANNEL OPTIMIZER(SM) - Channel management services

     ImproveNet Channel Optimizer provides the opportunity to deliver highly qualified home improvement job leads directly to manufacturer, distributor, and dealer channel partners for accessing over $1.3B in annual renovation and remodeling business. This program facilitates sales opportunities for the specific products and applications that the channel is offering. Channel Optimizer functions to identify customers who have indicated their readiness to make purchases for their home improvement projects.

     B. SOFTWARE

     According to Harris Information, a leading market research authority for the building materials and construction trade industry, "Early adopters of technology that supports web-based back-office automation and provides e-commerce front-end access to trade partners and customers, will leapfrog dominant brands who continue to do business as they always have. "Expensive software based supply chain solutions, coupled with traditionally extended implementation times and costs, will be replaced by niche, best of breed web-based systems. The need for building materials manufacturers to web-enable critical manufacturing and go-to-market processes, necessitates that the traditionally fragmented software providers to the industry find better ways of consolidating their offerings and moving the industry toward the same economies e-commerce applications afford other industries." Our focus in our software offerings is to address our customers' needs for web-enabled and web-based e-commerce systems that better automate their business processes. We have two primary software offerings that target those needs as follows:

SMART FUSION(SM) - Web-based configuration, order entry and e-commerce software Smart Fusion(SM) is a web-based software solution that allows manufacturers to increase revenues and profitability by streamlining order entry, simple and complex product configuration, and bill of material generation (complete with product visualizers). Smart Fusion(SM) allows manufacturers the ability to leverage e-commerce functionality to provide an 'always on' sales and support infrastructure to their customers. Smart Fusion(SM) integrates seamlessly into any enterprise back office (ERP, CRM) system, allowing Application-to-Application (A2A) capability throughout the entire supply chain. An order placed through Smart Fusion(SM) automatically updates the back-office system without additional input, eliminating errors and reducing order-processing time.

     Smart Fusion's web-based infrastructure takes the business of our clients to the next level, a level that exceeds the limitations of any client-server software system available today. Customers are migrating to the Internet at a rapid pace. Smart Fusion(SM) ensures customer loyalty for channel participants, and ongoing support for sales of products offered. Smart Fusion(SM) ensures that our clients will deliver value to your customers that exceeds their expectations.

SMART FUSION EDISTRIBUTION(SM) - Web-based business management and e-commerce software Smart Fusion eDistribution(SM) is a web-based business management and e-commerce software solution that provides distributors with a fully integrated sales and order entry, purchase order management, inventory control and management, accounts receivable, accounts payable and general ledger management, sales analysis, product configuration, bar code interface, channel management, marketing program management, and lead management. Smart Fusion eDistribution(SM) is an entirely web-based solution that improves productivity and accelerates profitability.

Our Smart Fusion(SM) software has been developed with best of class technologies including JAVA, Enterprise JAVA Beans, Oracle DB, and WebLogix, and integrates seamlessly to any back office technology platform using Extensible Markup Language (XML).

COMPETITION

     Our current competitors with regard to home improvement projects include:

     * LOCAL, PRIMARILY PHONE-BASED, CONTRACTOR REFERRAL BUSINESSES. These are generally small operations that take phone requests from homeowners that they attract through Yellow Pages advertising or direct marketing initiatives and that refer projects to contractors with whom they often have a personal relationship.

     * ONLINE REFERRAL COMPANIES. Some of our competitors such as ServiceMagic.com, and iMandi offer a publicly accessible online database and other companies such as BidExpress, and Contractor.com have matching services but do not have national coverage. Homestore.com, also offers a matching service.

          * SUPPLIERS OF HOME IMPROVEMENT PRODUCTS. Retailers and manufacturers of home improvement products such as The Home Depot, Lowe's, Masco, and Sears Roebuck & Co. offer installation services.

Additional information on some of the competitors identified above.

--------------------------------------------------------------------------------
SERVICE MAGIC.COM
Headquartered in Golden, Colorado and founded in 1998, ServiceMagic.com provides an online marketplace connecting homeowners to prescreened contractors and service professionals. ServiceMagic.com's service is designed to provide consumers with up to three qualified and interested home service professionals in their local areas within one business day. All of ServiceMagic.com contractors are pre-screened for licensing, bankruptcy and insurance. ServiceMagic.com addresses more than 500 different home service needs in more than 40 markets nationwide. ServiceMagic.com also offers educational online tools to homeowners including; expert advice, design ideas, quick tips, over thousands of articles and a homeowner toolbox containing estimating tools, example contracts and guides on licensing and insurance.

Strategic Partners include: Certainteed Building Solutions, HomeStore, Maytag, Quest, Sequel, Mobius and Tango.

Funding: (1) $16M in October 1999 from SOFTBANK, Sequel and Tango, (2) $29M in May 2000 from CertainTeed, Maytag, QwestDex, SOFTBANK, Sequel and Tango and
(3) $5M in early 2002.
--------------------------------------------------------------------------------
iCASTLE
Headquartered in Walnut Creek, California, iCastle is a division of Next Phase Media, a referral source for qualified business services, leads and professionals. iCastle is a one-stop resource providing property owners with a complete archive of original articles, tips on home improvement topics and access to qualified contractors for residential and commercial property improvement projects. All of iCastle.com contractors are prescreened for proper insurance, licensing and must offer a warranty.

iCastle is in the process of building an internal network of qualified service professional and leverages ServiceMagic.com to provide service coverage in areas where they are currently weak.

--------------------------------------------------------------------------------
HSSONLINE
Based in Alpharetta, Georgia, HSS provides homeowners and businesses across the country with one-stop, convenient management and outsourcing of their maintenance, repair and improvement projects. HSS has a national network of reliable contractors who are pre-screened, appropriately licensed and insured. The Company is a member-based organization and charges an annual fee of $48 per year, to its residential members. Members gain access to HSS's network of contractors, and receive special seasonal offers and value-added services. Membership is not required for HSS Commercial Services.

HSS is available in over 130 major metropolitan markets across the U.S. All HSS trade affiliates (contractors) warrantee their work. HSS also provides its members with a safety net under the provisions of its Member Protection Plan. In addition to scheduled maintenance, repairs and improvements, HSS offers members an urgent response service on a 24/7 basis for emergencies.

Partners include: Sam's Club, AAA Mid Atlantic, True Value, BECU, The National Business Association, Mortgage Accel, FSBOZoo.com and The National Association for the Self Employed.
--------------------------------------------------------------------------------
CONTRACTOR.COM
Headquartered in Denver, Colorado, Contractor.com maintains a comprehensive nationwide directory of service providers allowing homeowners the ability to search by trade and zip code, on their own, for home improvement service providers in their area (a customer rates system has been put in place to provide a quasi "word of mouth environment"). Contractor.com contractors are prescreened for liability insurance and must provide business references in order to be listed in the Contractor.com directory. Contractor.com also provides homeowners with tips on how to find and hire the right contractor for their home improvement projects.

Contractor.com offers membership programs to contractors which provide access to free home improvement leads and unlimited use of business solutions including; sales and marketing tools, information on the construction industry, cost estimators, and business management and financing tools.

Partners include: HomePlanFinder, Eloan, NetClerk, 4Spec.com, YellowPages.com and Respond.com.
--------------------------------------------------------------------------------

     In addition, parties with which we have commercial relationships and other suppliers of home improvement products could choose to develop their own Internet strategies or competing home improvement services. Many of our existing and potential competitors have longer operating histories, greater name recognition, larger homeowner bases and significantly greater financial, technical and marketing resources than we do. We believe that we and any competitor seeking to establish web enabled home improvement services confront significant challenges, including:

     * The number of visitors to the Web sites, the number of home improvement jobs submitted by those visitors, the time spent by those visitors at those Web sites and the resultant loyalty created among those visitors, the degree to which Web site content and loyalty create allegiance to the service provider, and, ultimately, the ability to generate repeat customers;

     * The ability to cost effectively recruit and retain a network of quality service providers that have broad trade and geographical coverage so that a large number of jobs can be successfully completed;

     * The ability to generate significant traffic from online homeowners and qualify their projects so that they can be efficiently handled by a network of service providers;

     * The ability to develop an effective process for handling a large volume of homeowner requests and delivering a high level of customer service;

     * The ability to develop and maintain an excellent performance record on repair and remodeling jobs in which we act as the contractor of record; and

     * The ability to develop commercial relationships with suppliers of home improvement products and services that provide value to consumers and service providers, as well as revenue from advertising.

     Nevertheless, the service provider matching services operate on a localized basis and it is challenging for one company to dominate in all locations. Various locations where we experience service provider matching opportunities are greater in number than others. We believe that because of our web site presentation and our customer service and operation center, we compare favorably with others offering service provider matching services.

     Our current competitors with regard to business management software and marketing programs for the BMI include:

--------------------------------------------------------------------------------
SOFTTECH
SoftTech offers configuration software ("V6 Manufacturer") designed to enable manufacturers of framed products to configure, price and fabricate their products. The program can be interfaced with other programs to accommodate ERP/MRP, distribution and accounting functions. In addition to V6, manufacturers can distribute a scaled-down version, "V6 Dealer", to their distribution channel or customers, enabling clients to configure and price products remotely. Orders can then be sent directly to the manufacturer's V6 program.
--------------------------------------------------------------------------------
EDGENET
EdgeNet is focused on electronic catalog development. m2o is EdgeNet's custom configuration software for the WND industry. Customers include: The Home Depot, Anderson Windows, Pella Windows.
--------------------------------------------------------------------------------
BIDMASTER
BidMaster develops electronic catalogs. Their software products incorporate an electronic catalog with quoting functions. The program prompts the user for all options available for any selected unit.
--------------------------------------------------------------------------------
SELECTICA, INC. (NASDAQ: SLTC)
Selectica ISS is a comprehensive software application that accelerates the process of selecting, configuring, pricing, and purchasing complex products with efficiency and accuracy. Three primary functions include: knowledge capture; information dissemination; configuration and ordering. Software suggests product configurations based on business rules, sales objectives, marketing information, and product constraints and connects with Siebel, SAP and Oracle applications.

Services account for 45% of sales. The company targets financial services and manufacturing industries. Clients include: Dell, BMW, Cisco, Fireman's Fund, Hewlett-Packard. Revenue: FY 2001 = $53.9 million up from $16.1 million in 2000.
--------------------------------------------------------------------------------
CALICO COMMERCE, INC. (NASDAQ: CLIC)
Calico is a provider of interactive selling software for manufacturers. With its advanced configuration and recommendation technology, Calico enables clients to better understand and best serve their customers. The company recently filed for bankruptcy protection and its software assets have been acquired by PeopleSoft.

Calico targets telecommunications, financial services, retail, industrial manufacturing, electronic finished goods, and medical industries. Customers include: Telia, Nortel, Best Buy, Staples, and Honeywell. Recent alliance with Toshiba Information Systems. Revenue: FY 2001 = $29.7 Million down from $35.6 Million FY 2000.
--------------------------------------------------------------------------------
SOFTWARE SOLUTIONS
Software Solutions provides custom and turnkey eCommerce solutions native on the AS/400 computer system for all industries, including manufacturing and wholesale or retail distribution applications. AS/400 Platform. Software installed at hundreds of sites throughout the US. Not a business partner of any of the large software providers.
--------------------------------------------------------------------------------
NXTREND
NxTrend provides software solutions for supply-chain management designed to enable the distributor to implement best practices for inventory management, order processing, sales, customer service, warehouse logistics, and strategic business analysis. The company targets electrical, building materials, industrial, PHAC, paper and medical industries. Installed base of over 1000. Includes Huttig Building Products - the largest distributor of building products in the nation. Its expanding list of products include: doors, windows, moldings, lumber, house wrap, decking, fencing, trusses, dry wall, paneling, installation.

In 2000, NxTrend was acquired by BuildNet (an industry vertical exchange), which provides software to homebuilders and suppliers in the residential construction industry. BuildNet's objective was to become the B2B eCommerce solution for the residential construction industry. In August of 2001 BuildNet filed under Chapter 11 - NxTrend was not included in the filing.
--------------------------------------------------------------------------------

WINDOWMAKER
Provides solutions for the window industry supply chain. Solutions include a comprehensive product suite made up of a number of integrated modules. Manufacturers pick and choose elements most appropriate to their requirements. Drag and drop design tools allow creation of custom design on the fly with engineering rules and limitations automatically checked.

     OUR WEB ENABLED AND BASED BUSINESS MANAGEMENT SOFTWARE OFFERINGS ARE PROPRIETARY IN NATURE, FOCUSED ON THE BUILDING MATERIALS INDUSTRY, AND WE BELIEVE COMPARE MORE FAVORABLY TO OUR CUSTOMERS THAN THOSE OF MANY OF OUR COMPETITORS.

CUSTOMER CONCENTRATION - Almost all of the revenues generated from our manufacturer and distributor customer base are concentrated among eight primary customers.

OTHER BENEFICIAL RELATIONSHIPS

POWERED BY IMPROVENET AND FIND A CONTRACTOR

     We provide a customized product superimposing ImproveNet.com content including our matching services on third-party Web sites so that the content looks like the third party's own content but is actually Powered by ImproveNet. This customized product allows our logo and our products and services to be placed across a broad spectrum of third-party Web sites related to home improvement, from online versions of traditional media properties to Web sites related to manufacturing, finance, real estate and local and regional guides. If a customer of these third parties uses our matching services, we pay the supplier a portion of any service revenue from that match. We also advertise on third party Web sites through our Find a Contractor service. We place a "Find a Contractor" banner or button on third party Web sites that links the user to ImproveNet.com. We pay these third parties either a flat fee or on a per referral basis. Since many of the third-party Web sites that use Powered by ImproveNet and Find a Contractor are related to the home improvement industry, we believe these programs will deliver more qualified traffic to our Web site. We also believe that Web sites that are related to the home improvement industry and that participate in these programs will benefit from the access to our service provider matching services.

PARTNERSHIPS

     We believe that partnering with the best companies in the Internet and home improvement space is an important component in ImproveNet's effort to be America's home improvement destination. Our primary means of creating demand for ImproveNet services has been through online partnerships. We have entered into these arrangements, which are generally performance based, one year in length or cancelable with reasonable notice that obligate us to pay either a fixed monthly fee, or a variable fee based on won jobs with:

     * Frequently visited portals, such as Yahoo!, Google, Overture (covering America Online, Lycos, InfoSpace, iwon, and others), LookSmart (covering MSN, AltaVista, AskJeeves, June and others); and

     * Web sites related to home improvements, such as Microsoft Home Advisor, HomeTime, and Homestore.

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

     We have implemented a broad array of site management, customer interaction and processing systems using our own proprietary technologies and, where appropriate, commercially available licensed technologies. Our systems use Windows NT, Linux, Unix, SQL, BEA WebLogix, and Oracle and are designed for a high level of automation and performance. We have redundant power supplies, fail-over machines and fully clustered databases and Web servers to optimize up-time and user experience. We monitor our network and machines 24 hours a day for reliability.

     Our Web sites have been developed internally using a Microsoft platform. In developing our Web sites we use a variety of tools to support rapid database/Web application development. Our ability to successfully receive homeowner job submissions online, provide high-quality homeowner service, and serve a high volume of advertisements largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our Web sites and databases are hosted by AT&T in Phoenix, Arizona. All of our computer, communications systems and database back-ups are located in our administrative headquarters in Scottsdale, Arizona. Visitor traffic to our Web sites varies significantly. Spikes in visitor traffic and user demand can affect expected performance of our Web sites and could cause outages. Since we have been keeping logs on our Web sites, we believe that our ImproveNet.com Web site has been unintentionally interrupted for periods ranging from two minutes to one hour, except that on one occasion, some users experienced interruptions in part of our service for a period of 48 hours. We believe that we have had no unintentional interruptions or outages of our ImproveNetPro.com Web site since its inception in December 1999. The primary reason for interruptions in service relate to new content introductions onto our Web sites, such as our visualizer or estimator tools, which involve a complex code base. Implementation of increased security measures, such as additional firewalls, has caused interruptions in our Internet-based services. Having fatal system failures or serious catastrophe to the systems could result in a significant downtime.

     We seek to maintain and advance our market position by continually enhancing the performance of our Web sites and expanding the features that we offer homeowners, service providers and suppliers. We expect that enhancements to our Web sites and services will continue.

INTELLECTUAL PROPERTY RIGHTS

     Our success is dependent upon our ability to develop and protect our proprietary technology and intellectual proprietary rights, including our databases of homeowners, service providers, distributors and manufacturers and our matching criteria and algorithms. We rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and copyright and trademark laws to accomplish these goals. Our databases are trade secrets, and our matching service is protected by trade secret and copyright laws.

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

GOVERNMENT REGULATION

     Our business is subject to rapidly changing laws and regulations. Although our operations are currently based in Arizona, the United States of America government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:

     * PRIVACY LAW. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to leverage our databases to generate revenues; and

     * BUILDING REQUIREMENTS. The Company's activities and that of our service providers are subject to various federal, state and local laws, regulations and ordinances relating to, among other things, the licensing of home improvement contractors, OSHA standards, building and zoning regulations and environmental laws and regulations relating to the disposal of demolition debris and other solid wastes. In addition, many jurisdictions require the contractor of record to obtain a building permit for each home improvement project.

     Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business.

EMPLOYEES

     As of December 31, 2002, we employed 14 full-time persons. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

FACTORS AFFECTING FUTURE PERFORMANCE, RESULTS OF OPERATION AND FINANCIAL
CONDITION

     This document contains certain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "anticipates', "believes", "continue", "could", "estimates", "expects", "intends", "plans", "potential", "predicts", "should" or "will" or the negative of these terms or other comparable terminology which are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB.

WE HAVE A RECENT HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     The Company has continued to sustain losses for the past two years and has negative working capital and negative net worth.

     Our operating losses have limited our ability to obtain vendor credit or extended payment terms and bank financing on favorable terms; accordingly, we depend on our cash and cash equivalent balances to fund our operations.

     As a result of the merger with ImproveNet, both revenue and operating expenses will increase significantly in 2003. Prior to the Merger, the ImproveNet business operated at a significant loss. The ImproveNet business has been moved from California to Arizona and has been integrated into the infrastructure of eTechLogix, leveraging existing technical, marketing and administrative personnel. We believe during the second half of 2003 ImproveNet will reach profitability.

However, due to the significant level of current liabilities and the history of operating losses, there is no assurance that our available cash resources will be sufficient to meet our anticipated needs for operations and capital expenditures during the next 12 months. We will strive to make ongoing realignments, if required, to achieve positive cash flow with our existing cash resources. We are additionally decreasing our marketing and other operating expenditures to assist us in maintaining our available cash resources. We may need to raise additional funds, however, if results of operations for 2003 do not meet our expectations, or in order to develop new or enhance existing services, to respond to competitive pressures or to acquire complementary businesses, services or technologies. If we raise additional funds by selling equity securities, the percentage ownership of our stockholders will be reduced. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds were not available on acceptable terms, our ability to fund expansion, react to competitive pressures, or take advantage of unanticipated opportunities would be substantially limited. If this occurred, our business would be significantly harmed. We will continue to evaluate our needs for funds based on our assessment of access to public or private capital markets and the timing of our need for funds. Although we have no present intention to conduct additional public equity offerings, we may seek to raise these additional funds through private or public debt or equity financings.

OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO RAISE ADDITIONAL CAPITAL AND THERE ARE NO ASSURANCES WE WILL FIND ADDITIONAL CAPITAL RESOURCES.

     Our need for additional capital in the near term is critical. The necessity for additional capital to support continued operations is essential. Since inception we have funded operations with debt and equity capital. Our ability to operate profitably under our current business plan is largely contingent upon success in obtaining additional sources of debt and equity capital. There can be no assurance that sources of capital will be available on satisfactory terms or at all. Without additional capital we may not be able to fully implement our business or operating and development plans. No assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs. If adequate capital cannot be obtained or obtained on satisfactory terms, our operations could be negatively impacted. In addition, we may seek to raise additional funds, finance acquisitions or develop commercial relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of existing stockholders. Furthermore, any new securities could have rights, preferences or privileges senior to those of our common stock.

WE FACE CHALLENGES IN THE INTEGRATION OF THE SEPARATE BUSINESSES OF IMPROVENET AND ETECHLOGIX FOLLOWING THE MERGER.

     We may not experience the anticipated results from the integration of the separate businesses of ImproveNet and eTechLogix following the Merger. The strategies of cross-marketing service offerings, the opportunities of expanded markets, the development of additional revenue streams, the enhanced ability to raise capital, and the availability of public currency for making strategic acquisitions may not prove to be as advantageous as we expect. This could affect the results of our operations, negatively impact our financial performance and harm our business.

BECAUSE WE ARE NO LONGER LISTED ON THE NASDAQ NATIONAL MARKET SYSTEM, THE LIQUIDITY OF OUR COMMON STOCK MAY BE SERIOUSLY LIMITED.

     On June 29, 2001, we received a Nasdaq Qualification Panel Decision indicating that we have failed to comply with the minimum bid price requirement for continued listing, and were delisted from the Nasdaq National Market System. Our stock is currently being traded on the Nasdaq Over-The-Counter Bulletin Board; however, we believe that our liquidity will be significantly lower than when it was on the Nasdaq National Market System.

THERE IS A LIMITED MARKET FOR OUR COMMON STOCK.

     Currently only a very limited trading market exists for ImproveNet common stock. Our common stock trades on the OTC Bulletin Board under the symbol "IMPV.OB." The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time. Effective sometime in 2003 or early 2004, the OTC Bulletin Board will no longer offer companies a market on which to trade. The new BBX Exchange, which is intended to replace the OTC Bulletin Board, will have stricter listing standards. Management intends to apply to be listed on the BBX Exchange as soon as applications become available but there is no assurance that we will meet the minimum criteria required. If we fail to meet the BBX Exchange listing requirements, then we will be forced to trade solely on the pink sheets, a market with very limited liquidity and minimal listing standards. We cannot assure our shareholders that a market for our stock will be sustained. There is no assurance that our shares will have any greater liquidity than shares which do not trade on a public market.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATION.

     Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stocks", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

OUR MARKETS ARE COMPETITIVE AND VOLATILE AND WE MAY SUFFER PRICE REDUCTIONS, BE UNABLE TO ATTRACT HOMEOWNERS TO OUR WEB SITE, BE UNABLE TO MAINTAIN OUR SERVICE PROVIDER NETWORK OR ENTER INTO NEW MULTI-YEAR COMMERCIAL CONTRACTS IF WE DO NOT COMPETE EFFECTIVELY.

     The market for our services is intensely competitive, evolving and subject to rapid technological change. To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our online and offline services in order to attract homeowners to our Web site and maintain our service provider network. We expect the intensity of competition to increase in the future. Increased competition may result in changes in our pricing model, fewer homeowners visiting our Web site, service providers leaving our network, less marketing revenue, reduced gross margins and loss of market share, any one of which could significantly reduce any future profitability. In addition, technological barriers to entry are relatively low. As a result, current competitors, including local referral businesses and online referral companies including ServiceMagic.com, iMandi, Bid Express, and Contractor.com as well as potential competitors such as The Home Depot, Lowe's and Sears Roebuck & Company who have launched Web sites similar to ours that could gain broader market acceptance based on content, products and services. Because of the localized nature of the service provider matching services, our Web site presentation, and the personalized approach of our customer service and operations center, we believe that we distinguish our service provider matching service from that of our competitors but cannot assure that our customers will recognize such distinctions or that this will sustain our business.

     The business management software, e-distribution and e-commerce markets are intensely competitive, and we face increasing competition in every aspect of this business. E-commerce distribution is a relatively new fragmented industry and is anticipated to attract significant competition. We may not be able to compete effectively in such an environment.

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

THE MARKETS IN WHICH WE COMPETE ARE CYCLICAL WHICH CAN AFFECT OUR FINANCIAL PERFORMANCE AND RESULTS.

     The demand for our service provider matching services is cyclical and fluctuates from season to season during the year. Historically during the spring and summer, the demand of homeowners to proceed with home improvement projects is stronger than at other times of the year. Numerous factors may account for this increased demand. As a result, the quantity and quality of the home improvement project leads we receive at various times of the year fluctuates. This directly affects the number of home improvement project leads we provide. Therefore, revenues from lead fees and win fees may be negatively impacted at times when the demand is less. Our financial performance and results can be impacted.

     In a similar way, the demand from our manufacturer and distributor customer base for our business management software, e-commerce and e-distribution solutions is cyclical. During the late fall and winter when demand for building materials decreases, manufacturers and distributors in the BMI are more receptive to the business management software, e-commerce and e-distribution solutions we offer. We believe this is primarily due to a less demanding schedule for the manufacturers and distributors affording them time to focus on our solutions. The result of this fluctuation can negatively impact our financial performance and results.

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

WE DEPEND UPON A THIRD-PARTY RELATIONSHIP FOR THE CUSTOMER SERVICE AND OPERATIONS OF OUR SERVICE PROVIDER MATCHING SERVICE.

     Our customer service and operations for the service provider matching service are performed under terms of a services agreement with a Canadian corporation in Nova Scotia, Canada which provides for termination without cause upon 180 days notice by the Canadian corporation. There are no assurances that the services agreement will be fully performed or that in the event of a termination without cause, that the transition plan will be implemented smoothly. There is an element of goodwill associated with the customer relationship aspect of the customer service center which could be lost if the services agreement was terminated. We could experience a disruption in customer support, collections of accounts receivable and revenues.

WE ARE DEPENDENT UPON CORPORATE ACCEPTANCE OF OUR SERVICES AND PRODUCTS NARROWLY TARGETED TO THE MANUFACTURERS AND DISTRIBUTORS IN THE BUILDING MATERIALS INDUSTRY.

     Acceptance of technology based solutions within the building materials industry is an unproven strategy and may not materialize despite our marketing and sales efforts. Our focus on a narrow market for these offerings could harm our business if the pace of acceptance is slower than we anticipate.

WE ARE DEPENDENT UPON A FEW MAJOR CUSTOMERS FOR REVENUE RECEIVED FROM SALES OF E-COMMERCE AND E-DISTRIBUTION SOFTWARE.

     Our reliance on a few major customers for revenue currently generated by eTechLogix leaves our business vulnerable to the ability of those customers to pay us timely. Although our efforts are focused on increasing our customer base, there can be no assurances that we will be successful. Almost all of the revenue generated by eTechLogix is received from eight primary customers.

WE CANNOT GUARANTEE THAT WE WILL BE ABLE TO MANAGE FUTURE GROWTH.

     Any future growth we may experience will present many challenges and place additional pressure on our already limited resources and infrastructure. No assurances can be given that we will be able to execute our business plans and strategies and effectively manage future growth. Our future growth may place a significant strain on our managerial, operational, financial and other resources. Our success will depend upon our ability to manage growth effectively, which will require that we continue to implement and improve our operational, administrative, financial and accounting systems and controls and continue to expand, train and manage our employees. Our systems, procedures and controls may not be adequate to support operations and we may not be able to achieve the rapid execution necessary to successfully penetrate the building materials industry. Our inability to manage internal or acquisition based growth effectively would cause a significant strain on our resources and our resulting financial performance would be materially adversely affected.

WE HAVE EXPERIENCED DIFFICULTY IN ACCURATELY FORECASTING OUR SALES, WHICH RESULTS IN OUR SALES REVENUES TO VARY FROM OUR ESTIMATES.

     As a result of our limited operating history, it is difficult to accurately forecast our net sales and we have limited meaningful historical financial data upon which to base operating expenses. We base our current and future expense levels on our operating plans and estimates of future net sales, and our expenses are to a large extent fixed. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected.

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND MAY RESULT IN CONTINUED LOSSES.

     As a result of our limited operating history, rapid growth and change in business focus, and because of the emerging nature of the market in which we compete, our historical financial data is of limited value in planning future operating expenses. Our expense levels will be based in part on expectations concerning future revenues. Our revenue is derived primarily from service and product sales, which are difficult to forecast accurately. Revenues from our service provider matching services are subject to credits made to the service providers from time to time, and the amount of credits made during any particular period are difficult to forecast. We establish a refund reserve at the time of revenue recognition based on our historical experience. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. A significant shortfall in demand for our products could have an immediate and material adverse effect on our business, results of operations and financial condition. Our business development and marketing expenses will increase significantly as we expand our operations. To the extent that such expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected.

OUR INABILITY TO COLLECT ACCOUNTS RECEIVABLE ON A TIMELY BASIS COULD CAUSE OUR CASH FLOW TO BE IMPAIRED AND REDUCE OUR PROFITABILITY.

     While we have gained significant expertise in dealing with Internet distribution and collection issues and have instituted credit review and approval procedures, no assurances can be given that future unexpected problems and collection risks will not develop from these and other customers which could reduce our profitability or increase our losses.

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

THREE OF OUR EMPLOYEE BOARD MEMBERS HOLD A CONTROLLING INTEREST IN US, WHICH LIMITS THE ABILITY OF OTHER SHAREHOLDERS TO INFLUENCE CORPORATE DECISIONS.

     Three of the current members of our Board of Directors who also serve in senior management positions, collectively hold a controlling interest in our outstanding common stock and can effectively control the election of our Board of Directors. As a practical matter, these three members of our Board will continue to control ImproveNet into the foreseeable future.

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

IF WE EXPERIENCE SYSTEM FAILURES, OUR REPUTATION WOULD BE HARMED AND USERS MIGHT SEEK ALTERNATIVE SERVICE PROVIDERS, CAUSING US TO LOSE REVENUES.

     We depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Substantially all of our computer hardware for operating our Web sites is currently located at AT&T in Phoenix, Arizona with backups located at our facility in Scottsdale, Arizona. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We do not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services, and we do not carry business interruption insurance to compensate us for losses that could occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems either at AT&T or at our facility could result in interruptions in our services. Any damage to or failure of our systems could result in interruptions in our service. In addition to placing an increased burden on our engineering staff, any system failure could create user questions and complaints that must be responded to by our customer support personnel. The system failures of various third-party Internet service providers, online service providers and other Web site operators could result in interruptions in our service to those users who require the services of these third-party providers and operators to access our Web sites. These interruptions could reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable. Since we have been keeping logs of our Web sites, our ImproveNet.com Web site has been unintentionally interrupted for periods ranging from two minutes to one hour, the latter prior to February 2000.

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

ITEM 2. PROPERTIES

     Our principal administrative offices and part of our business and systems operations are located in Scottsdale, Arizona in approximately 3,529 square feet of office space under a lease agreement with payments of $6,322.79 per month on a month-to-month tenancy with a ninety (90) day notice of termination.

     We believe that our facilities are adequate for our current operations and that additional office space, if required, can be readily obtained. See Note 6 of the Notes to the Consolidated Financial Statements for information regarding the Company's lease obligations.

     At this time, the registrant has no policy in terms of investment in real estate nor does it have any investment in real estate. The registrant has no immediate plans to invest in real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be involved in routine litigation relating to claims arising out of or incidental to our operations. As of the date of this filing, we are engaged in various legal proceedings which we believe will be resolved without material adverse consequences to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock began trading on the Nasdaq National Market System under the symbol "IMPV" on March 16, 2000 and subsequently, on the Over The Counter Bulletin Board on June 29, 2001. The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated as reported on the Nasdaq National Market System and Over-The-Counter Bulletin Board:

                                               HIGH SALE    LOW SALE
                                                 PRICE       PRICE
                                                 -----       -----
          Year Ended December 31, 2001
          First Quarter                          $1.19       $0.31
          Second Quarter                         $0.49       $0.28
          Third Quarter                          $0.45       $0.11
          Fourth Quarter                         $0.22       $0.05
          Year Ended December 31, 2002
          First Quarter                          $0.11       $0.06
          Second Quarter                         $0.23       $0.03
          Third Quarter                          $0.13       $0.04
          Fourth Quarter                         $0.16       $0.08

     As of December 31, 2002, we had approximately 2,000 stockholders of record.

     We have never paid any cash dividends on our stock, and we anticipate that we will retain any future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

                                          NUMBER OF SECURITIES                             NUMBER OF SECURITIES
                                           TO BE ISSUED UPON        WEIGHTED-AVERAGE       REMAINING AVAILABLE
                                              EXERCISE OF           EXERCISE PRICE OF      FOR FUTURE ISSUANCE
                                          OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,        UNDER EQUITY
                                          WARRANTS AND RIGHTS      WARRANTS AND RIGHTS      COMPENSATION PLANS
                                          -------------------      -------------------      ------------------
     Equity compensation plans approved
     by security holders                       1,092,991                   $1.08                 4,158,044

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read with our consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-KSB. The discussion in this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-KSB should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-KSB. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "Factors Affecting Future Performance, Results of Operations and Financial Condition" in Part I--Item 1. Description of Business as well as those discussed elsewhere.

OVERVIEW

BASIS OF PRESENTATION

     On December 23, 2002, eTech merged into Etech Acquisition, Inc., (the "Merger") an Arizona corporation and wholly owned subsidiary of ImproveNet. Through this merger, the former shareholders of eTech acquired a controlling interest in ImproveNet and accordingly, the Merger is accounted for as a reverse merger, with eTech being the accounting acquirer of ImproveNet. The Company has treated the merger as being effective December 31, 2002 as ImproveNet had de minimus operations from December 23, 2002 to December 31, 2002. As such, the financial statements present the historic financial position, operations and cash flows of eTech for all periods presented with the December 31, 2002 balance sheet adjusted to consolidate and reflect the fair values assigned to the acquisition balance sheet of ImproveNet. Refer to Note 8, Merger with eTech, for additional information and disclosures related to the Merger.

     The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to sustain losses for the past two years and has negative working capital and negative net worth.

     The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company's ability to continue as a going concern.

ACQUISITION

     On December 23, 2002, eTech merged with eTech Acquisition, Inc., an Arizona corporation and wholly-owned subsidiary of ImproveNet, that was created during 2002 to merge eTech and ImproveNet. This Merger occurred pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated July 30, 2002. Under the terms of the Merger Agreement, eTech paid $500,000 to ImproveNet and incurred $19,000 in costs directly related to the merger. At the time of the Merger, each outstanding share of eTech Common Stock, no par value per share, was converted into the right to receive and became exchangeable for 5,555.555556 shares of ImproveNet Common Stock, par value $.001 per share. A total of 35,417,750 shares of ImproveNet common stock were issued in the Merger to eleven
(11) different shareholders of eTech. Through the merger, the former directors of eTech collectively received 30,310,740 shares of ImproveNet Common Stock and as a result, acquired control of the Company.

     Un-expired outstanding options to purchase eTech Common Stock were converted, on the same vesting schedule, into an option to purchase a number of shares of ImproveNet Common Stock equal to the number of shares of eTech Common Stock that could have been purchased under such option multiplied by 5,555.555556, at a price per share of ImproveNet Common Stock equal to the per share exercise price of $.05 per share. Options to acquire 788,889 shares of ImproveNet Common Stock were issued in the Merger as a result of these outstanding options, of which, 222,222 had vested as of the date of the Merger.

     Warrants to purchase 1,500,000 shares of ImproveNet were issued as a result of the Merger. These warrants were issued in conjunction with subordinated convertible notes payable, as discussed below.

TENDER OFFER

     Under the terms of the Merger Agreement, the Company agreed to present a cash tender offer ("Tender Offer") to pre-merger shareholders of ImproveNet. The price per share was based in part on ImproveNet's available cash balance at the closing of the merger. The Tender Offer was available from the time of the merger through January 2, 2003.

     Prior to the closing of the merger, ImproveNet deposited approximately $2,557,000 with its stock transfer agent for payments to be made under the Tender Offer. In conjunction with the Tender Offer, the Company disbursed a total of approximately $1,962,000 to various pre-merger ImproveNet shareholders in January 2003 resulting in the acquisition of 13,913,975 treasury shares in January 2003. Funds remaining with the stock transfer agent in excess of disbursements of approximately $595,000 are classified as receivable from stock transfer agent on the accompanying balance sheets.

CONVERSION OF SUBORDINATED CONVERTIBLE NOTES PAYABLE

     During July 2002, eTech issued an aggregate of $150,000 of subordinated convertible notes payable to two accredited investors. The notes are secured by substantially all of the Company's assets and are subordinated to the eTech's 9.00% note payable to a bank (Refer to Note 5, Notes Payable). In conjunction with the issuance of these subordinated convertible notes payable, eTech also issued one-year warrants to purchase an aggregate of 1,500,000 shares of ImproveNet at a purchase price of $0.15 per share. The subscription of the warrants is expressly conditioned upon the closing of the Merger. The Company expensed approximately $81,000 in connection with these warrants to recognize the fair value of the warrants.

     During August 2002, eTech issued an aggregate of $100,000 of subordinated convertible notes payable to accredited investors and officers of eTech (refer to Note 7, Related Party Transactions). The notes are secured by substantially all of eTech's assets and are subordinated to the $150,000 of aggregate subordinated notes payable discussed above and to the 9.00% note payable to bank (Refer to Note 5, Notes Payable).

     All of the subordinated convertible notes payable described above bear interest at a rate of 10.00% per annum and are due two years after the date of issue, provided they are not converted prior to this date. The notes are convertible into Common Shares of eTech in whole, or in part, at the option of the lender at any time during the term of the note at a rate of one share for every $555.5555556 of debt converted. The notes will automatically be converted if there is a transfer of more than 50% of the voting control of the Company, in one transaction or a series of transactions with ImproveNet directly or by merger or consolidation in which the existing shareholders of eTech do not directly retain more than 50% of the voting control of eTech, or a sale of all or substantially all assets of eTech to ImproveNet or one of ImproveNet's subsidiaries. The shares of eTech that will be received by the note holders if automatic conversion occurs will be converted to shares of ImproveNet using the same conversion rate as all other eTech shares converted in a merger transaction.

     The proceeds of the subordinated notes payable of $250,000 were to be used for a portion of a $500,000 deposit with ImproveNet. This deposit was made prior to the Merger and in accordance with the Merger Agreement.

ACCOUNTING FOR THE MERGER

     The Company accounted for this merger in accordance with SFAS No. 141, "Business Combinations." As discussed above, the former shareholders of eTech acquired a controlling interest in the Company, accordingly, the transaction has been accounted for as a reverse merger and the total consideration given by eTech of $519,000 has been allocated to the fair values of the pre-merger assets and liabilities of ImproveNet. At the time of the acquisition, the fair value of the net assets of ImproveNet was $361,351 in excess of the consideration given by eTech after all applicable reductions of amounts that otherwise would have been assigned to the acquired assets were considered. This excess is reported in the statement of operations as an extraordinary gain.

     ImproveNet, Inc. ("ImproveNet" or the "Company") was incorporated in California in January 1996, was reincorporated in Deleware in September 1998 and is headquartered in Scottsdale, Arizona. The Company is a source for home improvement information services for homeowners, service providers and suppliers nationwide.

     eTechLogix, Inc. ("eTech"), a wholly-owned subsidiary of ImproveNet, licenses, installs and maintains its proprietary e-commerce software products to companies primarily operating in the building material industry. eTech was formerly known as First Systech International, Inc. and was originally incorporated in March 1989 in the State of Texas. In July of 1994, eTech relocated to the State of Arizona and incorporated itself under the laws of the State of Arizona.

     The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 7 of this Form 10-KSB. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

     The forward-looking information set forth in this Form 10-KSB is as of April 15, 2003, and ImproveNet, Inc. undertakes no duty to update this information. Should events occur subsequent to April 15, 2003 that make it necessary to update the forward-looking information contained in this Form 10-KSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Factors Affecting Future Performance, Results of Operations and Financial Condition" in
Part I--Item 1. Description of Business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     ImproveNet, Inc.'s discussion and analysis of its financial condition and results of operations are based upon ImproveNet, Inc. consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires ImproveNet to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, ImproveNet evaluates its estimates, including those related to customer programs, bad debts, income taxes, contingencies and litigation. ImproveNet bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     ImproveNet believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

SOFTWARE DEVELOPMENT AND SALES FOR THE BUILDING MATERIALS INDUSTRY SEGMENT

     The Company recognizes revenue in accordance with SOP 97-2, "Software Revenue Recognition." This SOP provides guidance on revenue recognition of software transactions. The Company recognizes revenue principally from the development and licensing of its software and from consulting and maintenance services rendered in connection with such development and licensing activities. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. The Company also derives revenue from the sale of third party hardware and software which is recognized based on the terms of each contract. Consulting revenue is recognized when the services are rendered. No revenue is recognized prior to obtaining a binding commitment from the customer.

     Revenue from fixed price software development contracts, which require significant modification to meet the customer's specifications, is recognized on the percentage-of-completion method using the units-of-work-performed method to measure progress towards completion. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Revenue from software package license agreements without significant vendor obligations is recognized upon delivery of the software. Contract terms may provide for billing schedules that differ from revenue recognition and give rise to costs and estimated earnings in excess of billings on uncompleted software contracts, and billings in excess of costs and estimated earnings on uncompleted software contracts.

     Deferred revenue represents revenue billed and collected but not yet earned.

     The cost of maintenance and research and development related revenues, which consist principally of staff payroll and applicable overhead, are expensed as incurred.

HOME IMPROVEMENT SERVICES SEGMENT

     Revenues in the home improvement services segment are derived from two sources: Service revenues and marketing revenues.

SERVICE REVENUES:

     Service revenues include lead fees and win fees from ImproveNet's contractor matching service and enrollment fees from new contractors joining the ImproveNet network. Lead fees are recognized at the time a homeowner and contractor are matched by the Company and the service provider becomes obligated to pay such fee. Win fees are recognized at the time the service provider or the homeowner notifies the Company that a job has been sold and the service provider becomes obligated to pay such fee. Enrollment fees from service providers are recognized as revenue ratably over the expected period they participate in our contractor matching service, which is initially estimated to be between one and two years. Payments of enrollment fees received in advance of providing services are deferred until the period the services are provided. The Company establishes a refund reserve at the time of revenue recognition based on the Company's historical experience.

MARKETING REVENUES:

     Marketing revenues include the sale of banner, SmartLeads and other Web site advertisements. Currently marketing revenues are comprised of cash advertising.

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

     The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. If the financial condition of ImproveNet's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Deferred income taxes are provided for on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.

     Deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     BUSINESS SEGMENTS

     The Company follows SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue segments of an entity for which this information is available and is utilized by the chief operating decision maker. The Company operates in two segments: Software development and sales for the building materials industry and home improvement information services. The Company's consolidated statements of operations and cash flows do not reflect operations for the home improvement services segment as this segment was acquired effective December 31, 2002 through a merger between ImproveNet and eTech.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

REVENUES

     Our revenues increased from $479,000 to $777,000 in the years ended December 31, 2001 and 2002. The increases from 2001 to 2002 were achieved by increased sales of the company's Smart Fusion(SM) software product and associated installation and integration services. It is anticipated that in 2003 revenues will increase significantly due to the merger with ImproveNet. The addition of the service provider matching service will result in lead fees and win fees from service providers in 2003.

OPERATING EXPENSES

COST OF REVENUES

     The cost of maintenance and research and development related revenues consist principally of staff payroll and applicable overhead. Cost of revenues in 2002 includes $68,000 of third party software that was resold.

     Our cost of revenues increased from $204,000 to $240,000 in the years ended December 31, 2001 and 2002 due primarily to the cost of third party software.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expense decreased slightly from $882,000 to $855,000 in the years ended December 31, 2001 and 2002. The decrease in selling, general and administrative expenses in 2001 was primarily attributable to lower office rent expense partially offset by increased hiring in anticipation of the merger.

     It is anticipated marketing costs will increase significantly in 2003 as the company will purchase leads for the service provider matching service and will hire marketing personnel. Additionally the company has added administrative personnel related to increased accounting and reporting requirements resulting from the merger.

RESEARCH AND DEVELOPMENT EXPENSES

     Our research and development costs include the payroll and related costs of our technology staff as well as offshore contract developers.

     Our research and development expenses increased from $50,000 to $87,000 in the years ended December 31, 2001 and 2002

     The increase in research and development expenses in 2002 was primarily attributable to increased payroll and related costs. We expect product development costs to remain at these levels or increase slightly for the foreseeable future.

OTHER REVENUES AND EXPENSES

     Interest expense and financing costs increased from $39,000 to $205,000 in the years ended December 31, 2000 and 2001. The increase in interest expense was primarily due costs associated with raising $500,000 in anticipation of the merger and to interest related to the accrued furniture lease buyout.

     The $51,000 loss on disposal of fixed assets related primarily to the write-off of leasehold improvements in an office move.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $447,000 at December 31, 2002, an increase of $415,000 from $32,000 at December 31, 2001. Most of the increase came from the $500,000 proceeds from eTech Common Stock and convertible notes payable.

     Net cash used in operating activities was $375,000 in 2001 as compared to net cash provided by operating activities of $77,000 in 2002. Net cash used in 2001 operating activities resulted primarily from our net loss. Net cash provided by operating activities in 2002 primarily represented increases in accrued liabilities, the proceeds from the prior year's income taxes receivable partially offset by the net loss for the period.

     Net cash used in investing activities was $1,000 in 2001 and $102,000 in 2002. The purchase of pre-merger net assets of ImproveNet by eTech accounts for $519,000 of the cash used in investing activities in 2002 offset by cash acquired in the merger of $418,000.

     Net cash provided by financing activities was $20,000 in 2001 and $440,000 in 2002. Net cash provided by financing activities in 2001 was primarily due to the net proceeds from the line of credit partially offset by debt payments on capital lease obligations and notes payable. Net cash provided by financing activities in 2002 was primarily due to proceeds from the convertible notes payable and the sale of eTech common stock partially offset by debt payments on capital lease obligations, notes payable and the line of credit.

     The Company has continued to sustain losses for the past two years and has negative working capital and negative net worth.

     During 2002 the Company has procured contracts for software sales of its products and has various contracts pending. The Company anticipates increased sales volume of their primary software products throughout 2003 and thereafter. The Company also anticipates increased revenues from the home improvement information services segment as a result of the synergies it expects to realize through the Merger of ImproveNet and eTech. The Company also intends to raise additional capital either through a public or private offering of securities.

     The additional funds from continued software sales and capital financing will be used to finance continued operations and increase the Company's sales and marketing functions.

     Our operating losses have limited our ability to obtain vendor credit or extended payment terms and bank financing on favorable terms; accordingly, we depend on our cash and cash equivalent balances to fund our operations.

     As a result of the merger with ImproveNet, both revenue and operating expenses will increase significantly in 2003. Prior to the merger, the ImproveNet business operated at a significant loss. The ImproveNet business has been moved from California to Arizona and has been integrated into the infrastructure of eTechLogix, leveraging existing technical, marketing and administrative personnel. We believe during the second half of 2003 ImproveNet will reach profitability.

     However, due to the significant level of current liabilities and the history of operating losses, there is no assurance that our available cash resources will be sufficient to meet our anticipated needs for operations and capital expenditures during the next 12 months. We will strive to make ongoing realignments, if required, to achieve positive cash flow with our existing cash resources. We are additionally decreasing our marketing and other operating expenditures to assist us in maintaining our available cash resources. We may need to raise additional funds, however, if results of operations for 2003 do not meet our expectations, or in order to develop new or enhance existing services, to respond to competitive pressures or to acquire complementary businesses, services or technologies. If we raise additional funds by selling equity securities, the percentage ownership of our stockholders will be reduced. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds were not available on acceptable terms, our ability to fund expansion, react to competitive pressures, or take advantage of unanticipated opportunities would be substantially limited. If this occurred, our business would be significantly harmed. We will continue to evaluate our needs for funds based on our assessment of access to public or private capital markets and the timing of our need for funds. Although we have no present intention to conduct additional public equity offerings, we may seek to raise these additional funds through private or public debt or equity financings.

     As a result of the above factors, among others, our auditors have modified their opinion to our financial statements indicating there is substantial doubt about our ability to continue as a going concern.

RECENT ACCOUNTING DEVELOPMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the provisions of SFAS No. 145 that amended SFAS No. 13, as required, on May 15, 2002 for transactions occurring after such date with no material impact on its financial statements. The Company's management currently does not expect that the adoption of the remaining provisions of SFAS No. 145, as required, on January 1, 2003 will have a material impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 was issued to address the financial accounting and reporting for costs associated with exit or disposal activities, unless specifically excluded. SFAS No. 146 requires that a liability for a cost associated with a covered exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. If employees are not required to render service until they are terminated in order to receive the one-time termination benefits or if employees will not be retained to render service beyond the minimum retention period (as dictated by existing law, statute or contract, or in the absence thereof, 60 days), a liability for the termination benefits shall be recognized and measured at its fair value at the communication date. If employees are required to render service until they are terminated in order to receive the one-time termination benefits and will be retained to render service beyond the minimum retention period, a liability for the termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date. The liability shall be recognized ratably over the future service period. SFAS No. 146 also dictates that a liability for costs to terminate an operating lease or other contract before the end of its term shall be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is to be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. SFAS No. 146 further dictates that a liability for other covered costs associated with an exit or disposal activity be recognized and measured at its fair value in the period in which the liability is incurred. The Company's management currently does not expect that the adoption of SFAS No. 146, as required, on January 1, 2003 will have a material impact on its financial statements.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 requires that acquisitions of financial institutions be accounted in accordance with SFAS Nos. 141 and 142. The Company adopted SFAS No. 147 in October 2002, with no impact on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as well as requiring prominent disclosure about the method and effect of accounting for stock-based compensation. The Company adopted the provisions of SFAS No. 145 as of December 31, 2002 with no material effect on its consolidated financial statements

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies the disclosure, recognition, and measurement requirements related to certain guarantees. The provisions related to recognizing a liability at the inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivative instruments. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of Interpretation No. 45 in December 2002, with no impact on its consolidated financial statements.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. Issue No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

     Reference is made to the consolidated financial statements, the report thereon and the notes thereto, and the supplementary data commencing at page F-1 of this Annual Report of Form 10-KSB, which financial statements, report, notes and data are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 13, 2003, PricewaterhouseCoopers LLP resigned as independent accountants of ImproveNet, Inc. The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. However, the audit report for the financial statements for the year ended December 31, 2001 contained an explanatory paragraph in respect of substantial doubt about the Company's ability to continue as a going concern. The resignation of PricewaterhouseCoopers LLP was accepted by the board of directors. In connection with its audits for the two most recent fiscal years and through January 13, 2003, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and through January 13, 2003, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(iv)).

     With the resignation of PricewaterhouseCoopers LLP as its principal independent accountant, we engaged Semple & Cooper, LLP ("Semple") as the Company's principal independent accountant. The Company's Board of Directors approved the appointment of Semple as the Company's principal independent accountants and auditors on January 15, 2003. During the two most recent fiscal years and subsequent interim periods, the Company has not consulted with Semple regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or a reportable event (as defined in Item 304 (a) (1) (v) of Regulation S-K). Semple has served as the principal independent accountant during the two most recent fiscal years for eTechLogix, Inc. which is a wholly-owned subsidiary of ImproveNet as a result of the merger transaction on December 23, 2002 and described on Form 8-K filed by the Company on January 7, 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Information concerning the directors and executive officers of ImproveNet is set forth below:

     NAME                    AGE                 POSITION
     ----                    ---                 --------

     Jeffrey I. Rassas       40    Chief Executive Officer

     Homayoon J. Farsi       49    Co-Chairman, President

     Naser Ahmad             49    Co-Chairman, Chief Technology Officer

     Ronald B. Cooper        48    Director

     Jay Stead               39    Director

     Kenneth S. Cragun       42    Chief Financial Officer

     Jeffrey Perry           44    General Counsel & EVP, Mergers & Acquisitions

The following is a brief summary of the directors and executive officers including their business experience for at least the past five years.

NASER AHMAD

     Mr. Ahmad, 49, is the co-chairman, chief technology officer and a co-founder of eTechLogix. He became chief technology officer, a director, and co-chairman of ImproveNet on January 7, 2003. He has been active for over 25 years in the development of computer solutions for distribution and manufacturing companies. Throughout his career, Mr. Ahmad has held technical leadership positions with both entrepreneurial ventures as well as Fortune 100 companies including Caterpillar International, Inc., Sante Fe International and Taylor Management Systems.

     In 1989, Mr. Ahmad and Mr. Farsi co-founded SysTech International, Inc., a Texas corporation, which was the predecessor-in-interest to eTechLogix. In 1994, SysTech International, Inc. was merged into an Arizona corporation named First SysTech International, Inc. which changed its name to eTechLogix, Inc. in 2000. Mr. Ahmad served as executive vice president and chief technology officer of SysTech International, Inc. from 1989 to 1994 and has held the same positions with eTechLogix since 1994.

     At Sante Fe International, Mr. Ahmad was a member of the task force for evaluating and determining the next generation of application systems for the organization. At Caterpillar, he was the software development manager and the chief architect of the Company's enterprise resource planning (ERP) distribution system.

     Mr. Ahmad has been instrumental in the development of technology products throughout his career. He co-founded the National Institute of Technology in Karachi, Pakistan, is a member of the Advisory council of the Darul Islam University, Dhaka, Bangladesh and serves as a director of several privately held U.S. and foreign corporations. Mr. Ahmad is a graduate of the University of Karachi with a BA in Accounting and a postgraduate degree in Computer Science.

HOMAYOON J. FARSI

     Mr. Farsi, 49, is the co-chairman, president and a co-founder of eTechLogix. He became president, a director, and co-chairman of ImproveNet on January 7, 2003. He has over 20 years experience as an entrepreneur in the computer software industry. Mr. Farsi is knowledgeable concerning manufacturing, distribution business processes and information systems and has been instrumental in the development and launch of numerous software products throughout his career. Mr. Farsi has held senior technical and operations management positions with software and hardware companies including Taylor Management Systems and Unisys, Inc.

     In 1989, Mr. Farsi and Mr. Ahmad co-founded SysTech International, Inc., a Texas corporation, which was the predecessor-in-interest to eTechLogix. In 1994, SysTech International, Inc. was merged into an Arizona corporation named First SysTech International, Inc. which changed its name to eTechLogix in 2000. Mr. Farsi served as president of SysTech International, Inc. from 1989 to 1994 and has served as president of eTechLogix since 1994. Mr. Farsi has an MS Degree in Computer Systems from the University of Salford, Manchester, England.

JEFFREY I. RASSAS

     Mr. Rassas, 40, has served as chief executive officer of eTechLogix since October, 2001. He became chief executive officer, a director, and co-chairman of ImproveNet on January 7, 2003. Mr. Rassas also helped launch and fund two private Arizona companies, the TOLIS Group, Inc., a data back-up and recovery software company supporting both the Linux and Unix operating systems, and Channel Pros, Inc., a technology marketing and sales organization which services clients across the country. He remains a shareholder of both companies.

     Mr. Rassas founded EBIZ Enterprises, Inc., a Linux solution provider and computer cluster developer, in 1995. The common stock of EBIZ Enterprises is traded on the NASD Over-The-Counter Bulletin Board. Mr. Rassas served as chief executive officer of EBIZ Enterprises from 1995 to October, 2000 and as its chairman of the board from 1995 until May 21, 2002. EBIZ Enterprises filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code on September 7, 2001. Its Plan of Reorganization was confirmed on April 11, 2002, and became effective on May 21, 2002.

     Between 1989 and 1994, Mr. Rassas founded and operated The Wilsaac Group, Inc. dba DLC Consulting, an office services outsourcing firm for large corporations. The Wilsaac Group, Inc. was acquired by a division of Air Canada in 1994. Mr. Rassas co-founded ITS Travel Group, Inc., in 1985 and was involved in its management until it was sold in 1989. By the time of its sale, it had become the third largest travel organization in Arizona. From 1982 to 1985, Mr. Rassas held the position of Magnetics Design Engineer at CTM Magnetics.

RONALD B. COOPER

     Mr. Cooper, 47, has served as a director since September 1999 and as chairman of the board of directors from August 2000 until January 7, 2003. He served as chief executive officer and president of ImproveNet, Inc. from March 1999 until he stepped down from those positions on June 7, 2002. From July 1996 to March 1999, Mr. Cooper was president of Price Pfister, Black and Decker's plumbing products division. From August 1992 to July 1996, Mr. Cooper was president of three other Black and Decker divisions: Power Tool Accessories, PRC Realty Systems and PRC Commercial Systems Group.

JAY STEAD

     Mr. Stead, 39, based in Auckland, New Zealand, became a director on January 7, 2003. He is currently the managing director of Mokka Enterprises, LLP, a technology-oriented private investment firm focused on emerging companies, which he joined in 2001. From 1999 to 2000 Mr. Stead was the President & CEO of Sagebrush Corporation, an educational software company, and from 1994 to 1998 was a senior executive at Reynolds and Reynolds. In addition, Mr. Stead has held key management positions with Allen-Bradley and McKinsey & Company. His career includes general management, marketing and business development roles across software, services, consulting, hardware and manufacturing sectors.

     Mr. Stead holds a Bachelor of Science in Industrial Management from Purdue University and received a Masters in Management from Northwestern's Kellogg School of Management in 1989. Mr. Stead also serves on the board of directors for MD Online and GolfLogix.

KENNETH S. CRAGUN

     Mr. Cragun, 42, served as chief financial officer of eTechLogix beginning in December 2002 and of ImproveNet, Inc. beginning in January 2003. He brings over 16 years of finance experience in the technology industry to the Company. He served as Corporate Controller for NetCharge, Inc., an electronic invoicing and payments company from 2000 to 2002. He was at C-Cube Microsystems Inc., a semiconductor and systems company, from 1994 to 2000 and his most recent position was Corporate Controller. He was part of the team that successfully led C-Cube through an IPO and managed rapid growth from $24 million in annual revenues to $400 million in annual revenues in a six-year period. He has held key finance and accounting positions with Deloitte & Touche and 3Com Corporation. Mr. Cragun is a CPA and a member of the Arizona Society of Certified Public Accountants. He has a BS in accounting from the University of Southern Colorado.

JEFFREY PERRY

     Mr. Perry, 44, has served as general counsel of eTechLogix since May 2002 and served as chief financial officer until December 2002. In January 2003, he began his duties as executive vice-president mergers & acquisitions and general counsel with ImproveNet. From October 2000 to April 2003 he has also served as general counsel of EBIZ Enterprises, Inc., a Linux solution provider and computer cluster developer. Shares of the common stock of EBIZ Enterprises are traded on the NASD Over-The-Counter Bulletin Board. Mr. Perry began private law practice in 1988 and served as an investment manager and financial advisor with Prudential Securities from 1997 to 2000. Mr. Perry previously founded and held the position of president and principal financial officer for several private companies involved in the development of proprietary consumer sports products and sports themed gifts with distribution through a network of national catalog companies.

     Mr. Perry holds business, political science, and law degrees from Southern Methodist University. He holds law licenses in Arizona and Texas.

     None of the executive officers or directors of ImproveNet or eTechLogix has, during the last five years, been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or has been a party to a civil proceeding which resulted in a judgment, decree or final order enjoining further violations of, or prohibiting activities subject to, federal or state securities laws or finding any violation of such laws. All of the executive officers and directors of ImproveNet and eTechLogix are citizens of the United States.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Officers, Directors and those beneficially owning more than 10% of small business registrant's class of equity securities registered under Section 12 of the Exchange Act, shall file reports of ownership and any change in ownership with the Securities and Exchange Commission. Copies of these reports are to be filed with the registrant.

     Based upon a review of the reports furnished for the most recently completed fiscal year, we conclude that all such reports were timely filed.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation paid by the Company to certain of the Company's executive officers whose annual compensation, including salary and bonus, exceeded $100,000 ("the Named Executive Officers"). Note that the executive officers' employment concluded prior to year-end 2002. The following table shows for the fiscal years ended December 31, 2000, 2001 and 2002 all compensation paid by ImproveNet, Inc. to Cooper, Crosby, Gaspar, and Roof in all capacities:

                           Summary Compensation Table

                                                                                                LONG-TERM COMPENSATION
                                                                                         ------------------------------------
                                                         ANNUAL COMPENSATION                            AWARDS
                                                --------------------------------------   ------------------------------------
                                                                          OTHER ANNUAL    RESTRICTED    SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION           YEAR      SALARY        BONUS       COMPENSATION   STOCK AWARDS      OPTIONS/SARS (#)
---------------------------           ----      ------        -----       ------------   ------------      ----------------
Ronald B. Cooper                      2002     $162,328     $ 60,000       $177,707(6)    $
President and                         2001     $315,539     $ 80,000(2)    $143,002(4)    $    --               200,000
Chief Executive Officer               2000     $296,154     $150,000(1)    $      0       $    --                60,000

William Crosby                        2002     $ 83,336     $ 12,800       $106,667(7)    $    --
Senior Vice President, Editorial,     2001     $159,370     $ 54,280(2)    $      0       $    --                50,000
Partnership Services                  2000     $125,569     $ 41,448(1)    $104,564(5)    $ 6,901(3)

Donald Gaspar                         2002     $102,196     $ 16,330       $136,080(8)    $    --
Chief Technology Officer              2001     $203,934     $ 91,563(2)    $     --       $23,408(3)
                                      2000     $191,908     $ 61,104(1)    $     --       $15,313(3)             3,000

Richard A. Roof                       2002       29,026       13,608         85,050(9)
Senior Vice President,                2001     $169,944     $ 76,302(2)                    23,552(3)
Project Services                      2000     $159,923     $ 75,920(1)     104,564(5)     12,305(3)             5,000

----------
1.   Represent amounts paid in 2000 for services rendered in 1999.
2.   Represent amounts paid in 2001 for services rendered in 2000.
3. Represents the dollar value of shares awarded, calculated by multiplying the market value on the date of grant ($0.4375) by the number of shares awarded in fiscal years 2000 and 2001. In October 2000, the Board adopted the Company's Restricted Share Grant Program pursuant to which the Named Executive Officers were given the opportunity to exchange each unexercised option for an equal number of shares of restricted common stock.
4. Amount represents forgiveness by the Company of interest accrued pursuant to a loan to the Executive Officer.
5. Amounts represent forgiveness by the Company of loans to the Named Executive Officer.
6. Represents $160,000 severance and $17,707 pursuant to the change of control agreement. Mr. Cooper's employment as Chief Executive Officer concluded in June 2002. Note subsequent to the merger, Mr. Cooper retains a seat on the company's board of directors.
7. Represents $80,000 severance and $26,667 pursuant to the change of control agreement. Mr. Crosby's employment concluded in June 2002.
8. Represents $102,060 severance and $34,020 pursuant to the change of control agreement. Mr. Gaspar's employment concluded in June 2002.
9. Represents amount received for severance. Mr. Roof's employment concluded in February 2002.

                        Option Grants in Last Fiscal Year

     The Company granted no options to executive officers to purchase its shares of common stock during the 2002 fiscal year.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                    NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                     SHARES                        UNDERLYING UNEXERCISED             IN-THE-MONEY
                   ACQUIRED ON      VALUE        OPTIONS/SARS AT FY-END (#)     OPTION/SARS AT FY-END ($)
NAME               EXERCISE (#)   REALIZED ($)   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE (1)
----               ------------   ------------   -------------------------    -----------------------------
Ronald B. Cooper        0              0               206,033/31,069                     0/0

COMPENSATION OF DIRECTORS

     Directors currently receive no cash compensation from the Company for their services as members of the board or for attendance at committee meetings. Members of the board are reimbursed for some expenses in connection with attendance at board and committee meetings. Under the Company's 1999 Equity Incentive Plan, each non-employee director is entitled to receive options to purchase 20,000 shares of common stock upon commencement of service as a director, which vest monthly over three years and 5,000 shares annually thereafter, which will vest monthly over twelve months.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and footnotes set forth certain information regarding the ownership of the common stock of ImproveNet as of March 31, 2003 by: (i) all those known by ImproveNet to be beneficial owners of more than five percent of its common stock; (ii) each director of ImproveNet; and (iii) all executive officers and directors of ImproveNet as a group. Unless indicated below, the address for each listed stockholder is c/o ImproveNet, Inc., 8930 E Raintree Drive, Suite 300 Scottsdale, AZ 85260.

                                                           NUMBER OF
                                                           SHARES OF
                                                          COMMON STOCK         PERCENT
                                                          BENEFICIALLY      BENEFICIALLY
     NAME AND ADDRESS OF BENEFICIAL OWNERS(1)                OWNED            OWNED(1)
     ----------------------------------------                -----            --------
     Jeffrey I Rassas                                      10,103,580           25.8%
     Homayoon J. Farsi                                     10,103,580           25.8%
     Naser Ahmad                                           10,103,580           25.8%
     Jay Stead(2)                                           1,252,780            3.2%
     Jeffrey R. Perry(3)                                      361,112              *
     Ronald B. Cooper(4)                                      226,132              *
     All executive officers and directors as a group       32,150,764           82.2%

----------
* Less than one percent.

1. This table is based upon information supplied by officers, directors and principal stockholders and Forms 3, 4 and 5 as filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, ImproveNet believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 39,110,428 shares outstanding on March 31, 2003, adjusted as required by rules promulgated by the SEC. Such SEC rules require that shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2003 are deemed to be outstanding and to be beneficially owned by the person or entity holding the options or warrants but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

2. Includes 1,250,000 shares owned indirectly through Oxley Ventures, LLLP, and the right to directly acquire within 60 days, 2780 shares upon the exercise of non-employee director options. Mr. Stead's family trust is a general partner of Mokka Enterprises Partnership, the general partner of Oxley Ventures, LLLP.

3. Includes 55,556 shares issuable at a per share exercise price of $0.05 pursuant to options that vest within 60 days.

4. Includes 3690 shares issuable at a per share exercise price of $0.25 pursuant to options that vest within 60 days and 2500 shares issuable at a per share exercise price of $6.25 pursuant to options that vest within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits to this report are listed in the Exhibit Index at the end of this report.

     (b) During the last quarter of the year ended December 31, 2002, we filed reports on Form 8-K as follows:

     October 15, 2002 for report dated October 10, 2002 regarding an amendment to the Merger Agreement extending until December 31, 2002 the date by which the closing date is to occur.

     December 4, 2002 for report dated December 3, 2002 announcing a tender offer to commence December 4, 2002.

     December 19, 2002 for report dated December 13, 2002 correcting the publication of the date of the completion of the tender offer to be January 2, 2003.

ITEM 14. CONTROLS AND PROCEDURES.

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer and Chief Accounting Officer. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed, April 11, 2002 on its behalf by the undersigned duly authorized.

                                        IMPROVENET, INC.
                                        (Registrant)

                                        By: /s/ JEFFREY I. RASSAS
                                            ------------------------------------
                                            Jeffrey I. Rassas
                                            CO-CHAIRMAN & CEO

                                POWER OF ATTORNEY

     Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints Jeffrey I. Rassas his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-KSB.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

                                        By: /s/ JEFFREY I. RASSAS
                                            ------------------------------------
                                            Jeffrey I. Rassas
                                            CO-CHAIRMAN & CEO

                                        By: /s/ HOMAYOON J. FARSI
                                            ------------------------------------
                                            Homayoon J. Farsi
                                            CO-CHAIRMAN & PRESIDENT

                                        By: /s/ NASER AHMAD
                                            ------------------------------------
                                            Naser Ahmad
                                            CO-CHAIRMAN & CTO

                                        By: /s/ JAY STEAD
                                            ------------------------------------
                                            Jay Stead
                                            DIRECTOR

                                        By: /s/ RONALD COOPER
                                            ------------------------------------
                                            Ronald Cooper
                                            DIRECTOR

Date: April 15, 2003

                                 CERTIFICATIONS

I, Jeffrey I. Rassas, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of ImproveNet, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                        /s/ JEFFREY I. RASSAS
                                            ------------------------------------
                                            Jeffrey I. Rassas
                                            CO-CHAIRMAN & CEO

I, Kenneth S. Cragun, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of ImproveNet, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                        /s/ KENNETH S. CRAGUN
                                            ------------------------------------
                                            Kenneth S. Cragun
                                            CHIEF FINANCIAL OFFICER

EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
------                         -----------------------

2.1 Stock Purchase Agreement by and between the Registrant and The J.L. Price Corporation. (1)
2.2 Asset Purchase Agreement by and between the Registrant and Contractor Referral Service, LLC. (1)
2.3 Agreement and Plan of Merger by and between the Registrant, eTechLogix, Inc. and Etech Acquisition, Inc. dated July 30, 2002, as amended (2)
2.4 Amendment No. 1 to Agreement and Plan of Merger dated October 1, 2002 (filed herewith)
2.5 Amendment No. 2 to Agreement and Plan of Merger dated November 12, 2002 (filed herewith)
3.1 Fourth Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2     Amended and Restated Bylaws of the Registrant. (1)
4.1     Specimen Stock Certificate. (1)
10.1    Amended and Restated 1996 Stock Option Plan. (1)
10.2    Form of 1999 Equity Incentive Plan. (1)
10.3    Form of 1999 Employee Stock Purchase Plan. (1)
10.4 Commercial Office Lease by and between Florcor I Limited Partnership and the Registrant. (1)
10.5 Commercial Office Lease by and between Chestnut Bay LLC and the Registrant. (1)
10.6    Employment agreement by and between the Registrant and Ronald Cooper.
        (1)
10.7 Series A Preferred Stock and Warrant Purchase Agreement by and between the Registrant and certain investors of the Registrant dated June 30, 1997. (1)
10.8 Series B Preferred Stock and Warrant Purchase Agreement by and between the Registrant and certain investors of the Registrant dated March 17, 1998. (1)
10.9 Series C Preferred Stock Agreement by and between the Registrant and certain investors of the Registrant dated March 29, 1999. (1)
10.10 Series D Preferred Stock Purchase Agreement by and between the Registrant and certain investors of the Registrant dated September 10, 1999. (1)
10.11 First Series E Preferred Stock Purchase Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999. (1)
10.12 Second Series E Preferred Stock Purchase Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999. (1)
10.12 Form of Warrant Purchase Agreement by and between the Registrant and certain investors of the Registrant dated December 7, 1999. (1)
10.14 Fourth Amended and Restated Voting Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999. (1)
10.15 Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers. (1)
10.16 Internet-based Service Agreement between the Registrant and Owens Corning dated October 1, 1999. (1)
10.17 Collaboration Agreement between the Registrant and E.I. du Pont de Nemours and Company dated December 3, 1999. (1)
10.18 Internet Development, Marketing and Distribution Agreement between the Registrant and General Electric Appliances dated September 10, 1999. (1)
10.19 Relationship Agreement between the Registrant and Microsoft HomeAdvisor dated December 7, 1999. (1)
10.20 Agreement between the Registrant and CompleteHome Operations, Inc. dated December 13, 1999. (1)
10.21   Form of 1996 Stock Option Plan Grant Notice. (1)
10.22   Form of 1999 Equity Incentive Plan Stock Option Agreement. (1)
10.23 Form of Warrant to Purchase an aggregate of 420,000 shares of common stock. (1)
10.24 Form of Warrant to Purchase an aggregate of 10,000 shares of common stock. (1)
10.25 Form of Warrant to Purchase an aggregate of 842,596 shares of common stock. (1)
10.26 Form of Warrant to Purchase an aggregate of 96,400 shares of Series A preferred stock. (1)
10.27 Form of Warrant to Purchase an aggregate of 47,009 shares of Series B preferred stock. (1)
10.28   Form of Warrant to purchase 47,167 shares of Series C preferred stock.
        (1)
10.29 Form of Warrant to purchase an aggregate of 326,000 shares of Series D preferred stock. (1)

10.30 Fourth Amended and Restated Investor Rights Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999. (1)
10.33 Commercial Office Lease by and between Bennett Center, LLC and the Registrant. (3)
10.34 Improvenet, Inc. Stock Repurchase Agreement dated July 12, 2001. (4) 10.35* Services Agreement dated December 16, 2002 regarding contractor matching operation (filed herewith)
16.1 Concurrence of PricewaterhouseCoopers LLP, former independent accountants, regarding resignation. (5)
23.1    Consent of PricewaterhouseCoopers LLP, Independent Accountants. (3)
24.1    Power of Attorney. (see page 58) (3)
99.1 Tender Offer Statement and Offer to Purchase All Shares of Common Stock, as amended. (6)

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-92873), as amended.

(2) Incorporated by reference to the Registrant's Form 8-K filed on August 6, 2002.

(3) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2000.

(4) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2001.

(5) Incorporated by reference to the Registrant's Form 8-K filed on January 21, 2003.

(6) Incorporated by reference to the Registrant's Schedule TO with exhibits and amendments thereto and eTechLogix's Schedule TO with exhibits and amendments thereto.

* Confidential treatment requested

The following consolidated financial statements are filed as part of this report:

                                                                            PAGE
                                                                            ----
Independent Accountants Report                                               F-1

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001                 F-2

Consolidated Statements of Operations for the years ended
December 31, 2002 and 2001                                                   F-4

Consolidated Statements of Stockholders' Equity (Deficit) and Mandatorily Redeemable Convertible Preferred Stock for the years ended
December 31, 2002 and 2001                                                   F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2002
and 2001                                                                     F-6

Notes to Consolidated Financial Statements                                   F-8

                                IMPROVENET, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of Directors of ImproveNet, Inc.

We have audited the accompanying consolidated balance sheets of ImproveNet, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImproveNet, Inc. as of December 31, 2002 and 2001, and the results of its consolidated operations, stockholders' equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred net losses and had an accumulated deficit and negative working capital as of December 31, 2002 and 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to the amounts and classifications of assets or liabilities that might result should the Company be unable to continue as a going concern.

/s/ Semple & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona
March 26, 2003

                                IMPROVENET, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                     ASSETS

                                                            2002         2001
                                                         ----------   ----------
Current Assets:
    Cash and cash equivalents                            $  446,833   $   31,630
    Accounts receivable, net                                329,657        2,575
    Receivable from stock transfer agent                    594,715           --
    Other receivables                                         1,000           --
    Prepaid expenses                                         55,054           --
    Income tax refund receivable                                 --      134,180
    Costs and estimated earnings in excess of billings
        on uncompleted software contracts                     4,100           --
                                                         ----------   ----------

        Total Current Assets                              1,431,359      168,385

Property and equipment, net                                 157,994      384,055
                                                         ----------   ----------

        Total Assets                                     $1,589,353   $  552,440
                                                         ==========   ==========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                                IMPROVENET, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                           2002           2001
                                                                       -----------    -----------
Current Liabilities:
    Notes payable - current portion                                    $    12,592    $    27,504
    Obligations under capital leases - current portion                      15,843         69,303
    Line of credit                                                          77,755         71,813
    Related party note payable                                                  --         12,000
    Accounts payable                                                       221,096         13,166
    Accrued compensation                                                   194,082        134,000
    Accrued customer claims                                                137,080        130,446
    Accrued furniture lease buyout                                         216,376             --
    Accrued merger and tender offer redemption liabilities               2,378,029             --
    Deferred revenue                                                        35,958         42,000
    Billings in excess of costs and estimated earnings
      on uncompleted software contracts                                     89,250             --
    Other liabilities and accrued expenses                                  23,453         17,672
                                                                       -----------    -----------

        Total Current Liabilities                                        3,401,514        517,904

Long-Term Liabilities:
    Notes payable - long-term portion                                          605         85,663
    Obligations under capital leases - long-term portion                    26,275        167,991
                                                                       -----------    -----------

        Total Liabilities                                                3,428,394        771,558
                                                                       -----------    -----------

Commitments and Contingencies:                                                  --             --

Stockholders' Deficit:

    Common stock, $.001 par value, 100,000,000 shares
      authorized, 53,124,290 and 10,000 shares
      issued and 53,124,290 and 3,600 (20,000,000 post
      merger) shares outstanding at December 31, 2002
      and 2001, respectively                                                53,124         10,000
    Additional paid-in capital                                             482,570             --
    Accumulated deficit                                                   (412,794)      (119,118)
                                                                       -----------    -----------

                                                                           122,900       (109,118)
    Less:  Treasury stock, at cost                                              --       (110,000)
           Treasury stock subscribed, at cost,
             underlying 13,913,975 shares                               (1,961,941)            --
                                                                       -----------    -----------

        Total Stockholders' Deficit                                     (1,839,041)      (219,118)
                                                                       -----------    -----------

        Total Liabilities and Stockholders' Equity                     $ 1,589,353    $   552,440
                                                                       ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                                IMPROVENET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                           2002            2001
                                                                       ------------    ------------
Revenues                                                               $    777,257    $    478,660
Cost of Revenues                                                            240,394         203,911
                                                                       ------------    ------------

Gross Profit                                                                536,863         274,749

Selling, General and Administrative Expenses                                855,282         881,881
Research and Development Expenses                                            86,801          50,000
                                                                       ------------    ------------

Loss from Operations                                                       (405,220)       (657,132)

Other Revenues (Expenses):
    Interest income                                                             220           4,436
    Interest expense and financing costs                                   (204,773)        (38,784)
    Loss on disposal of fixed assets                                        (51,294)             --
    Miscellaneous revenues                                                    6,034           3,570
                                                                       ------------    ------------

Loss from Operations before Income Taxes and Extraordinary Gain            (655,033)       (687,910)

Benefit for Income Taxes                                                         --         134,180
                                                                       ------------    ------------

Loss before Extraordinary Gain                                             (655,033)       (553,730)

Extraordinary Gain on Merger with eTech                                     361,357              --
                                                                       ------------    ------------

Net Loss                                                               $   (293,676)   $   (553,730)
                                                                       ============    ============

Net Earnings (loss) per common share, basic and diluted:
    Loss before extraordinary gain on Merger with eTech                $      (0.02)   $      (0.03)
    Extraordinary gain on Merger with eTech                            $       0.01    $         --
                                                                       ------------    ------------

        Net loss per common share                                      $      (0.01)   $      (0.03)
                                                                       ============    ============

Weighted average common shares: basic and diluted                        28,909,573      20,000,000
                                                                       ============    ============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                                           TOTAL
                                            COMMON STOCK         TREASURY STOCK    ADDITIONAL  TREASURY     RETAINED   STOCKHOLDERS'
                                        --------------------   ------------------   PAID-IN     STOCK       EARNINGS      EQUITY
                                          SHARES     AMOUNT    SHARES    AMOUNT     CAPITAL   SUBSCRIBED    (DEFICIT)    (DEFICIT)
                                        ----------  --------   ------   ---------   --------  -----------   ---------   -----------
Balance at December 31, 2000                 3,600  $ 10,000    6,400   $(110,000)  $     --  $        --   $ 434,612   $   334,612

Net loss                                        --        --       --          --         --           --    (553,730)     (553,730)
                                        ----------  --------   ------   ---------   --------  -----------   ---------   -----------

Balance at December 31, 2001                 3,600    10,000    6,400    (110,000)        --           --    (119,118)     (219,118)

Conversion of a related party note
  payable for stock                          1,800    12,000       --          --         --           --          --        12,000

Effect of Merger with eTech             53,118,890    31,124   (6,400)    110,000    482,570           --          --       623,694

Tender offer of common shares                   --        --       --          --         --   (1,961,941)         --    (1,961,941)

Net loss                                        --        --       --          --         --           --    (293,676)     (293,676)
                                        ----------  --------   ------   ---------   --------  -----------   ---------   -----------

Balance at December 31, 2002            53,124,290  $ 53,124       --   $      --   $482,570  $(1,961,941)  $(412,794)  $(1,839,041)
                                        ==========  ========   ======   =========   ========  ===========   =========   ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                                IMPROVENET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                        2002        2001
                                                                     ---------   ---------
Cash flows from operating activities:
Net Loss                                                             $(293,676)  $(553,730)
   Adjustments to reconcile net loss to net cash
     provided by operations:
        Depreciation and amortization                                   95,695     132,310
        Loss on disposal of property and equipment                      51,294          --
        Consulting fees paid through the issuance of stock              25,000          --
        Extraordinary gain                                            (361,357)
        Financing costs paid through the issuance of warrants           81,318          --
        Interest expense recognized through the conversion of
           convertible notes payable                                    17,376          --
   Changes in assets and liabilities:
        Accounts receivable, net                                       (33,158)      1,630
        Other receivables                                               (1,000)    309,248
        Prepaid expenses                                                43,910          --
        Income tax refund receivable                                   134,180    (134,180)
        Costs and estimated earnings in excess of billings on
           uncompleted software contracts                               (4,100)         --
        Other current assets                                                --       2,382
        Due to bank                                                         --     (10,750)
        Accounts payable                                                98,488    (204,815)
        Accrued compensation                                            60,082     134,000
        Accrued customer claims                                          6,634          --
        Accrued furniture lease buyout                                  67,563          --
        Deferred revenue                                                (6,042)    (58,000)
        Billings in excess of costs and estimated earnings on
           uncompleted software contracts                               89,250          --
        Income taxes payable                                                --     (11,367)
        Other liabilities and accrued expenses                           5,781      18,195
                                                                     ---------   ---------
      Net cash provided by (used in) operating activities               77,238    (375,077)
                                                                     ---------   ---------

Cash flows from investing activities:
   Purchase of property and equipment                                   (1,372)     (1,450)
   Purchase of the pre-merger net assets of ImproveNet by
     eTech through the Merger with eTech                              (519,000)         --
   Cash and cash equivalents acquired in the Merger with eTech         418,284          --
                                                                     ---------   ---------
      Net cash used in investing activities                           (102,088)     (1,450)
                                                                     ---------   ---------

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                                IMPROVENET, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                       2002          2001
                                                                    ----------    ----------
Cash flows from financing activities:
  Proceeds from convertible notes payable                              250,000            --
  Proceeds from eTech Common Stock sale                                250,000            --
  Repayment of notes payable                                           (19,526)      (35,169)
  Payments on capital lease obligations                                (46,363)      (28,830)
  Line of credit, net                                                    5,942        71,813
  Proceeds from related party note payable                                  --        12,000
                                                                    ----------    ----------
     Net cash provided by financing activities                         440,053        19,814
                                                                    ----------    ----------

Net increase (decrease) in cash and cash equivalents                   415,203      (356,713)
Cash and cash equivalents at beginning of year                          31,630       388,343
                                                                    ----------    ----------

Cash and cash equivalents at end of year                            $  446,833    $   31,630
                                                                    ==========    ==========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the year for:
    Interest                                                        $   81,080    $   38,784
                                                                    ==========    ==========

    Income taxes                                                    $       --    $   11,367
                                                                    ==========    ==========
  Non-Cash Activity:
    Conversion of a related party note payable into Common Stock    $   12,000    $       --
                                                                    ==========    ==========

    Assumption of notes payable on automobiles by related parties   $   80,444    $       --
                                                                    ==========    ==========

    Conversion of convertible notes payable into Common Stock       $  250,000    $       --
                                                                    ==========    ==========

    Transfer of capital lease obligations to current assets         $  148,813    $       --
                                                                    ==========    ==========

    Extraordinary gain recognized on the Merger with eTech          $  361,357    $       --
                                                                    ==========    ==========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                                IMPROVENET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

ImproveNet, Inc. ("ImproveNet" or the "Company") was incorporated in California in January 1996 and was reincorporated in Delaware in September 1998. The Company is headquartered in Scottsdale, Arizona. The Company is a source for home improvement information services for homeowners, service providers and suppliers nationwide.

eTechLogix, Inc. ("eTech"), a wholly-owned subsidiary of ImproveNet, licenses, installs and maintains its proprietary e-commerce software products to companies primarily operating in the building material industry. eTech was formerly known as First Systech International, Inc. and was originally incorporated in March 1989 in the State of Texas. In July of 1994, eTech relocated to the State of Arizona and incorporated itself under the laws of the State of Arizona.

BASIS OF PRESENTATION AND MERGER WITH ETECH

On December 23, 2002, eTech merged into Etech Acquisition, Inc., (the "Merger") an Arizona corporation and wholly owned subsidiary of ImproveNet. Through this merger, the former shareholders of eTech acquired a controlling interest in ImproveNet and accordingly, the Merger is accounted for as a reverse merger, with eTech being the accounting acquirer of ImproveNet. Accordingly, the financial statements present the historic financial position, operations and cash flows of eTech for all periods presented with the December 31, 2002 balance sheet adjusted to consolidate and reflect the fair values assigned to the acquisition balance sheet of ImproveNet. ImproveNet had de minimus operations from December 23, 2002 to December 31, 2002. Refer to Note 8, Merger with eTech, for additional information and disclosures related to the Merger.

GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to sustain losses for the past two years and has negative working capital and negative net worth.

During 2002 the Company has procured contracts for sales of its software products and has various contracts pending. The Company anticipates increased sales volume of their primary software products throughout 2003 and thereafter. The Company also anticipates increased revenues from the home improvement information services segment as a result of the synergies it expects to realize through the Merger of ImproveNet and eTech. The Company also intends to raise additional capital either through a public or private offering of securities.

The additional funds from continued software sales and capital financing will be used to finance continued operations and increase the Company's sales and marketing functions.

The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company's ability to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

As discussed above, the consolidated financial statements include the accounts of eTech for all periods presented and ImproveNet from the effective date of the Merger. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

PERVASIVENESS OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an initial maturity of three (3) months or less to be cash and cash equivalents.

CONCENTRATIONS OF RISK

The Company maintains its cash balances in a financial institution. Deposits not to exceed $100,000 are insured by the Federal Deposit Insurance Corporation. At December 31, 2002, the Company had uninsured cash of approximately $388,000. At December 31, 2001, there were no uninsured cash balances.

The Company extends credit to customers, which results in accounts receivable arising from its normal business activities. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of those customers, believes that its accounts receivable credit risk exposure is limited. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the building material and home improvement service industries.

ACCOUNTS RECEIVABLE

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. As of December 31, 2002, the Company has established an allowance for uncollectible accounts receivable of approximately $37,000. As of December 31, 2001, the Company has not established an allowance for uncollectible accounts receivable, as it is the Company's opinion that all amounts reflected as receivable at this date will be collected. The Company does not record interest income on delinquent accounts receivable balances until it is received.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives. Maintenance and repairs that neither materially add to the value of the property and equipment nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Amortization of leasehold improvements is computed using the shorter of the lease term or the expected useful life of the assets.

Estimated useful lives are as follows:

     Equipment                                                 5 Years
     Furniture and fixtures                                  5-7 Years
     Automobiles                                               5 Years
     Leasehold improvements                                    5 Years

The Company is the lessee of equipment and furniture and fixtures under various capital lease agreements expiring through July, 2005. Assets under the capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are being depreciated over their estimated productive lives.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility for the Company's computer software products.

Technological feasibility is generally based upon the achievement of a detail program design free of high-risk development issues. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product-by-product basis and is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product.

During the years ended 2002 and 2001, the Company did not capitalize any software development costs, as amounts related to internal software development that could be capitalized under this statement were immaterial.

Research and development costs are charged to expense as incurred. Research and development costs incurred in relation to third-party contracts are included in cost of revenue.

REVENUE RECOGNITION

SOFTWARE DEVELOPMENT AND SALES FOR THE BUILDING MATERIALS INDUSTRY SEGMENT

The Company recognizes revenue in accordance with SOP 97-2, "Software Revenue Recognition." This SOP provides guidance on revenue recognition of software transactions. The Company recognizes revenue principally from the development and licensing of its software and from consulting and maintenance services rendered in connection with such development and licensing activities. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. The Company also derives revenue from the sale of third party hardware and software which is recognized based on the terms of each contract. Consulting revenue is recognized when the services are rendered. No revenue is recognized prior to obtaining a binding commitment from the customer.

Revenue from fixed price software development contracts, which require significant modification to meet the customer's specifications, is recognized on the percentage-of-completion method using the units-of-work-performed method to measure progress towards completion. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Revenue from software package license agreements without significant vendor obligations is recognized upon delivery of the software. Contract terms may provide for billing schedules that differ from revenue recognition and give rise to costs and estimated earnings in excess of billings on uncompleted software contracts, and billings in excess of costs and estimated earnings on uncompleted software contracts.

Deferred revenue represents revenue billed and collected but not yet earned.

The cost of maintenance and research and development related revenues, which consist principally of staff payroll and applicable overhead, are expensed as incurred.

HOME IMPROVEMENT SERVICES SEGMENT

Revenues in the home improvement  services segment are derived from two sources:
Service revenues and marketing revenues.

SERVICE REVENUES:
Service revenues include lead fees and win fees from ImproveNet's contractor matching service, enrollment fees from new contractors joining the ImproveNet network, and project revenues from those jobs in which ImproveNet acts as the contractor of record. Lead fees are recognized at the time a homeowner and contractor are matched by the Company and the service provider becomes obligated to pay such fee. Win fees are recognized at the time the service provider or the homeowner notifies the Company that a job has been sold and the service provider becomes obligated to pay such fee. Enrollment fees from service providers are recognized as revenue ratably over the expected period they participate in our contractor matching service, which is initially estimated to be between one and two years. Payments of enrollment fees received in advance of providing services are deferred until the period the services are provided. This deferred revenue is included in current liabilities. Project revenues are recognized on the completed contract method. The Company establishes a refund reserve at the time of revenue recognition based on the Company's historical experience.

MARKETING REVENUES:
Marketing revenues include the sale of banner, SmartLeads and other Web site advertisements. Revenues are generally derived from short-term advertising contracts in which the Company typically guarantees that a minimum number of impressions will be delivered to its Web site visitors over a specified period of time for a fixed fee. Cash marketing revenues from banner, button and other Web site advertisements are recognized at the lesser of the amount recorded ratably over the period in which the advertising is delivered or the percentage of guaranteed impressions delivered. SmartLeads revenues are also paid for in cash and are recognized when the SmartLeads have been delivered to the customer. Cash marketing is recognized when the Company has delivered the advertising, evidence of an agreement is in place and fees are fixed, determinable and collectible.

ADVERTISING COSTS

The Company recognizes advertising expenses in accordance with SOP 93-7, "Reporting on Advertising Costs." As such, the Company expenses advertising costs as they are incurred. Advertising expense totaled approximately $11,000 and $18,000 for the years ended December 31, 2002 and 2001, respectively.

BUSINESS SEGMENTS

The Company follows SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue segments of an entity for which this information is available and is utilized by the chief operating decision maker. The Company operates in two segments: Software development and sales for the building materials industry and home improvement information services. As is discussed in the "Basis of Presentation" portion of this footnote, the Company's consolidated statements of operations and cash flows do not currently reflect operations for the home improvement services segment as this segment was acquired effective December 31, 2002 through a merger between ImproveNet and eTech. Refer to Note 8, Merger with eTech for additional information and disclosures related to the Merger.

INCOME TAXES

Deferred income taxes are provided for on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.

Deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

COMPREHENSIVE LOSS

The Company follows SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There was no difference between the Company's net loss and its comprehensive loss for any periods presented in the accompanying consolidated financial statements.

STOCK-BASED COMPENSATION PLANS

The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

For 2002 and 2001, there were no differences between net loss and net loss per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted.

NET EARNINGS (LOSS) PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss by the average number of outstanding common shares during the period. Diluted net loss per common share is calculated by adjusting the average number of outstanding common shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method. For all fiscal years presented, potentially dilutive securities, including stock options and warrants, were excluded form the calculation of diluted net loss per common share, as their effect would have been anti-dilutive.

For purposes of reporting shares outstanding and weighted average shares outstanding, the financial statements reflect the conversion of eTech common shares as if the Merger (recapitalization) were effective for all periods presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of the Company's financial instruments included in current assets and current liabilities approximated their respective fair values at each balance sheet date due to the immediate or short-term maturity of these financial instruments. The fair value of long-term notes payable and lease obligations is based on current rates at which the Company could borrow funds with similar remaining maturities.

RECLASSIFICATIONS

Certain items have been reclassified to be consistent with current presentation. The reclassifications have no effect on previously disclosed net loss or stockholders' equity (deficit).

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the provisions of SFAS No. 145 that amended SFAS No. 13, as required, on May 15, 2002 for transactions occurring after such date with no material impact on its financial statements. The Company's management currently does not expect that the adoption of the remaining provisions of SFAS No. 145, as required, on January 1, 2003 will have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 was issued to address the financial accounting and reporting for costs associated with exit or disposal activities, unless specifically excluded. SFAS No. 146 requires that a liability for a cost associated with a covered exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. If employees are not required to render service until they are terminated in order to receive the one-time termination benefits or if employees will not be retained to render service beyond the minimum retention period (as dictated by existing law, statute or contract, or in the absence thereof, 60 days), a liability for the termination benefits shall be recognized and measured at its fair value at the communication date. If employees are required to render service until they are terminated in order to receive the one-time termination benefits and will be retained to render service beyond the minimum retention period, a liability for the termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date. The liability shall be recognized ratably over the future service period. SFAS No. 146 also dictates that a liability for costs to terminate an operating lease or other contract before the end of its term shall be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is to be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. SFAS No. 146 further dictates that a liability for other covered costs associated with an exit or disposal activity be recognized and measured at its fair value in the period in which the liability is incurred. The Company's management currently does not expect that the adoption of SFAS No. 146, as required, on January 1, 2003 will have a material impact on its consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 requires that acquisitions of financial institutions be accounted in accordance with SFAS Nos. 141 and 142. The Company adopted SFAS No. 147 in October 2002, with no impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as well as requiring prominent disclosure about the method and effect of accounting for stock-based compensation. The Company adopted the provisions of SFAS No. 148 as of December 31, 2002 with no material effect on its consolidated financial statements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies the disclosure, recognition, and measurement requirements related to certain guarantees. The provisions related to recognizing a liability at the inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivative instruments. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of Interpretation No. 45 in December 2002, with no impact on its consolidated financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple
Deliverables." This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. Issue No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position or results of operations.

NOTE 2 - SOFTWARE CONTRACTS IN PROGRESS

At December 31, 2002, billings in excess of costs and estimated earnings and costs and estimated earnings in excess of billings on uncompleted software contracts consist of the following:

Costs incurred on uncompleted software contracts                      $  53,746
Profit earned to date                                                   138,204
                                                                      ---------
                                                                        191,950
Less:  billings to date                                                (277,100)
                                                                      ---------

                                                                      $ (85,150)
                                                                      =========

Included in the accompanying balance sheet at December 31, 2002 are the following captions:

Costs and estimated earnings in excess of billings on
     uncompleted software contracts                                    $  4,100

Billings in excess of costs and estimated earnings on
     uncompleted software contracts                                     (89,250)
                                                                       --------

                                                                       $(85,150)
                                                                       ========

At December 31, 2001, the Company did not have any contracts in progress that resulted in costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings on uncompleted software contracts.

NOTE 3 - PROPERTY AND EQUIPMENT

As of December 31, 2002 and 2001, property and equipment consist of the following:

                                                        2002             2001
                                                     ---------        ---------

Equipment                                            $ 185,892        $ 184,520
Furniture and fixtures                                 231,985          231,986
Automobiles                                                 --          169,987
Leasehold improvements                                      --           98,077
                                                     ---------        ---------
                                                       417,877          684,570
Less:  accumulated depreciation                       (259,883)        (300,515)
                                                     ---------        ---------

                                                     $ 157,994        $ 384,055
                                                     =========        =========

NOTE 4 - LINE OF CREDIT

The Company has an unsecured $95,000 line of credit agreement with a bank. The agreement calls for interest at the bank's prime rate plus 2.75%, (7.00% at December 31, 2002) and is due on demand. The Company had outstanding balances on the line of credit of approximately $78,000 and $72,000 as of December 31, 2002 and 2001, respectively.

NOTE 5 - NOTES PAYABLE

As of December 31, 2002 and 2001, notes payable consist of the following:

                                                                                2002         2001
                                                                             ---------    ---------
9.00% note payable to a bank, monthly payments of $1,100 including
principal and interest, secured by equipment, due May 2004                   $  13,197    $  26,649

8.50% note payable to a bank, monthly payments of $2,000 including
principal and interest, secured by automobiles, due May 2006                        --       86,518
                                                                             ---------    ---------
                                                                                13,197      113,167
Less: current maturities                                                       (12,592)     (27,504)
                                                                             ---------    ---------

                                                                             $     605    $  85,663
                                                                             =========    =========

The long-term portion of notes payable as of December 31, 2002 of $605 is due in 2003.

NOTE 6 - COMMITMENTS

CAPITAL LEASES

The Company leases furniture and equipment through 2005 under capital leases. The following is an analysis of leased property under these capital leases:

                                                   December 31,
                                                2002         2001
                                              --------    ---------
     Capitalized cost                         $ 72,259    $ 271,599
     Less: accumulated depreciation            (39,792)     (99,069)
                                              --------    ---------

     Net carrying value                       $ 32,467    $ 172,530
                                              ========    =========

Depreciation expense on furniture and equipment under capital leases was approximately $15,000 and $54,000 for the years ended December 31, 2002 and 2001, respectively.

The following is a schedule of future minimum lease payments under the capital leases described above, together with the present value of the net minimum lease payments:

          Year
          Ended
       December 31,
       ------------
           2003                                             $ 20,416
           2004                                               20,416
           2005                                                8,506
                                                            ---------

     Total minimum lease payments                             49,338
     Less: imputed interest                                   (7,220)
                                                            ---------

     Present value of net minimum lease payments              42,118
     Less: current portion                                   (15,843)
                                                            ---------

     Long-term portion                                      $ 26,275
                                                            =========

The interest rates under the capital lease obligations range from approximately 13% to 14% per annum, and are imputed based on the lessor's implicit rate of return at the inception of the lease.

During 2001, the Company ceased making payments under the terms of a furniture lease agreement. This lease is being accounted for as a capital lease as of December 31, 2001. During 2002, the Company decided to allow the leasing company to obtain a judgment in the amount of $216,376. Accordingly, during 2002, the Company has reclassified the total principal due under the furniture lease from obligations under capital leases to accrued furniture lease buyout on the accompanying balance sheets. The Company has adjusted the accrual for the amount due the leasing company based on the amount of the judgment.

OPERATING LEASES

On May 1, 2000, the Company entered into a lease agreement for its operating facility in Scottsdale, Arizona. The lease is with Apple Investments, LLC, a Company wholly owned by two of the Company's officers. Rent expense under the lease was approximately $10,000 and $102,000 for the years ended December 31, 2002 and 2001, respectively.

On January 31, 2002, the Company terminated the related party lease agreement and entered into a new operating lease agreement with an unrelated third party that calls for monthly payments of $4,060 expiring in March, 2003. Rent expense under this agreement for the year ended December 31, 2002 was approximately $45,000. Future minimum lease payments under the lease through March 2003 are approximately $12,000.

In connection with the termination of the related party lease agreement, the Company expensed the net carrying value of certain leasehold improvements of approximately $66,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

RELATED PARTY NOTE PAYABLE

During 2001, the Company borrowed a total of $12,000 from a shareholder of a related corporation under the same common control as that of the Company. During the year ended December 31, 2002, this amount was converted to 1,800 shares of Common Stock of eTech, which was converted to 10,000,000 Common Shares of ImproveNet at the time of the Merger.

As described in Note 8, Merger with eTech, during 2002, eTech entered into subordinated convertible notes payable. An aggregate of $30,000 of the $100,000 subordinated convertible notes payable issued during August 2002 were to officers of eTech.

RELATED PARTY FACILITY LEASE

From May 1, 2001 to January 31, 2002, the Company leased office space for its corporate headquarters under an operating lease from Apple Investments, a company wholly owned by two of the Company's officers (Refer to Note 6, Commitments).

ROYALTY FEE REVENUES

Included in revenues are royalty fees that were recognized by the Company from Smart Fusion, Inc. ("Smart Fusion") a company wholly owned by two of the Company's officers. The Company recognized royalty fees from Smart Fusion in the amounts of approximately $285,000 and $26,000 for the years ended December 31, 2002 and 2001, respectively. The fees are based on a percentage of sales that Smart Fusion generated as a result of sales of the Company's software products.

RESEARCH AND DEVELOPMENT

The Company subcontracts a portion of its research and development to companies wholly owned by two of the officers of the Company. During the years ended December 31, 2002 and 2001, the Company incurred expenses from these companies totaling approximately $38,000 and $50,000, respectively, which is included in research and development expenses in the accompanying financial statements.

ACCRUED OFFICER SALARIES PAYABLE

For cash management purposes, some of the Company's officers have elected to defer their regular salary payments. Total amounts deferred by these officers are approximately $190,000 and $134,000 at December 31, 2002 and 2001, respectively and are included in accrued compensation in the accompanying balance sheets.

NOTE 8 - MERGER WITH ETECH

OVERVIEW

On December 23, 2002, eTech merged with eTech Acquisition, Inc., an Arizona corporation and wholly-owned subsidiary of ImproveNet, that was created during 2002 to merge eTech and ImproveNet. This Merger occurred pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated July 30, 2002. As consideration for this merger, eTech paid $500,000 to ImproveNet and incurred $19,000 in costs directly related to the merger. At the time of the Merger, each outstanding share of eTech Common Stock, no par value per share, was converted into the right to receive and became exchangeable for 5,555.555556 shares of ImproveNet Common Stock, par value $.001 per share. A total of 35,417,750 shares of ImproveNet common stock were issued in the Merger to eleven (11) different shareholders of eTech. Through the merger, the former directors of eTech collectively received 30,310,740 shares of ImproveNet Common Stock and as a result, acquired control of the Company.

Un-expired outstanding options to purchase eTech Common Stock were converted, on the same vesting schedule, into options to purchase a number of shares of ImproveNet Common Stock equal to the number of shares of eTech Common Stock that could have been purchased under such option multiplied by 5,555.555556, at a price per share of ImproveNet Common Stock equal to the per share exercise price of $0.05 per share. Options to acquire 788,889 shares of ImproveNet Common Stock were issued in the Merger as a result of these outstanding options, of which, 222,222 had vested as of the date of the Merger and carried an exercise price of $0.05 per share.

Warrants to purchase 1,500,000 shares of ImproveNet were issued as a result of the Merger. These warrants were issued in conjunction with subordinated convertible notes payable, as discussed below.

TENDER OFFER

Under the terms of the Merger Agreement, the Company agreed to present a cash tender offer ("Tender Offer") to pre-merger shareholders of ImproveNet. The price per share is based in part on ImproveNet's available cash balance at the closing of the merger. The Tender Offer was available from the time of the merger through January 2, 2003.

Prior to the closing of the merger, ImproveNet deposited approximately $2,557,000 with its stock transfer agent for payments to be made under the Tender Offer. In conjunction with the Tender Offer, the Company disbursed a total of approximately $1,962,000 to various pre-merger ImproveNet shareholders in January 2003 resulting in the acquisition of 13,913,975 treasury shares in January 2003. Funds remaining with the stock transfer agent in excess of disbursements of approximately $595,000 are classified as receivable from stock transfer agent on the accompanying balance sheets.

CONVERSION OF SUBORDINATED CONVERTIBLE NOTES PAYABLE

During July 2002, eTech issued an aggregate of $150,000 of subordinated convertible notes payable to two accredited investors. The notes are secured by substantially all of the Company's assets and are subordinated to the eTech's 9.00% note payable to a bank (Refer to Note 5, Notes Payable). In conjunction with the issuance of these subordinated convertible notes payable, eTech also issued one-year warrants to purchase an aggregate of 1,500,000 shares of ImproveNet at a purchase price of $0.15 per share. The subscription of the warrants is expressly conditioned upon the closing of the Merger. The Company expensed approximately $81,000 in connection with these warrants to recognize the fair value of the warrants.

During August 2002, eTech issued an aggregate of $100,000 of subordinated convertible notes payable to accredited investors and officers of eTech (refer to Note 7, Related Party Transactions). The notes are secured by substantially all of eTech's assets and are subordinated to the $150,000 of aggregate subordinated notes payable discussed above and to the 9.00% note payable to bank (Refer to Note 5, Notes Payable).

All of the subordinated convertible notes payable described above bear interest at a rate of 10.00% per annum and are due two years after the date of issue, provided they are not converted prior to this date. The notes are convertible into Common Shares of eTech in whole, or in part, at the option of the lender at any time during the term of the note at a rate of one share for every $555.5555556 of debt converted. The notes will automatically be converted if there is a transfer of more than 50% of the voting control of the Company, in one transaction or a series of transactions with ImproveNet directly or by merger or consolidation in which the existing shareholders of eTech do not directly retain more than 50% of the voting control of eTech, or a sale of all or substantially all assets of eTech to ImproveNet or one of ImproveNet's subsidiaries. The shares of eTech that will be received by the note holders if automatic conversion occurs will be converted to shares of ImproveNet using the same conversion rate as all other eTech shares converted in a merger transaction.

The proceeds of the subordinated notes payable of $250,000 were to be used for a portion of a $500,000 deposit with ImproveNet. This deposit was made prior to the Merger and in accordance with the Merger Agreement.

ACCOUNTING FOR THE MERGER

The Company accounted for this merger in accordance with SFAS No. 141, "Business Combinations." As discussed above, the former shareholders of eTech acquired a controlling interest in the Company, accordingly, the transaction has been accounted for as a reverse merger and the total consideration given by eTech of $519,000 has been allocated to the fair values of the pre-merger assets and liabilities of ImproveNet. At the time of the acquisition, the fair value of the net assets of ImproveNet was $361,357 in excess of the consideration given by eTech after all applicable reductions of amounts that otherwise would have been assigned to the acquired assets were considered. This excess is reported in the statement of operations as an extraordinary gain.

A summary of the amounts assigned to the assets and liabilities of ImproveNet at the time of the merger is as follows:

Consideration provided                                                              519,000

Assets
      Cash and cash equivalents                                   $   418,284
      Accounts receivable                                             293,924
      Receivable from stock transfer agent                            594,715
      Prepaid expenses and other current assets                        98,964
                                                                  -----------
                  Allocation to assets                                           (1,405,887)

Liabilities
      Accounts payable                                                109,442
      Accrued merger and tender offer redemption liabilities        2,378,029
                                                                  -----------
                  Allocation to liabilities                                       2,487,471

Allocation to treasury stock subscribed                                          (1,961,941)
                                                                                -----------

Extraordinary gain recognized                                                      (361,357)
                                                                                ===========

NOTE 9 - STOCKHOLDERS' EQUITY

MERGER WITH ETECH

Refer to Note 8, Merger with eTech, for information related to the Merger with eTech.

SALE OF ETECH COMMON STOCK

During October 2002, eTech issued an aggregate of 450 shares of eTech Common Stock to accredited investors resulting in proceeds of $250,000. In conjunction with this sale, eTech distributed 45 shares of its common stock to consultants who assisted in the Common Stock sale and recognized financing expenses of $25,000 related to the services performed. At the time of the Merger in December 2002, all 495 shares described above were converted into shares of ImproveNet at a rate of 5,555.555556 per share of eTech Common Stock.

The proceeds of the eTech stock sale of $250,000 were to be used for a portion of a $500,000 deposit with ImproveNet. This deposit was made prior to the Merger and in accordance with the Merger Agreement.

COMMON STOCK OPTIONS

Prior to the Merger on May 1, 2002, eTech issued 142 common stock options to an employee. The options vesting schedule is as follows: 10 options on June 1, 2002 and 5 options on July 1, 2002 and each succeeding month thereafter until September 1, 2004 when all options shall be vested. The options expire on May 1, 2012 and have an exercise price of $277.78 per share. At the time of the Merger, these options were converted to options to purchase a number of shares of ImproveNet Common Stock equal to the number of shares of eTech Common Stock that could have been purchased under such options multiplied by 5,555.555556, at a price per share of ImproveNet Common Stock equal to the per share exercise price of $.05 per share.

Subsequent to the Merger, the Company retained ImproveNet's already existing stock option plans. These plans consist of the following:

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

A summary of stock option activity is as follows:

                                                                   Weighted
                                                   Number of       Average
                                                    Shares      Exercise Price
                                                    ------      --------------
Balances, January 1, 2002 and 2001                        --       $    --

Options granted by eTech                                 142        277.78
Effect of eTech Merger
     - conversion of eTech options
          - reversal of eTech options                   (142)      (277.78)
          - conversion of eTech options              788,889          0.05
     - recognition of ImproveNet options
            existing prior to the merger             304,102          2.29

                                                  ----------
Balances, December 31, 2002                        1,092,991       $  0.67
                                                  ==========

As of December 31, 2002, there were 4,158,044 shares available for grant under the various stock option and incentive plans described above.

The following table summarizes information with respect to stock options outstanding at December 31, 2002:

                       Options Outstanding             Options Exercisable
               -------------------------------------  ----------------------
                               Weighted
                               Average      Weighted                Weighted
                              Remaining     Average                 Average
Exercise          Number     Contractual    Exercise    Number      Exercise
 Price         Outstanding   Life (Years)    Price    Outstanding    Price
 -----         -----------   ------------    -----    -----------    -----
$ 0.04             25,000         9.5       $ 0.04       12,500      $ 0.04
$ 0.05            788,889         9.4       $ 0.05      222,222      $ 0.05
$ 0.25            177,102         6.3       $ 0.25      166,033      $ 0.25
$ 0.34             20,000         8.4       $ 0.34        7,917      $ 0.34
$ 6.25             60,000         7.3       $ 6.25       40,000      $ 6.25
$12.00             20,000         7.1       $12.00       14,583      $12.00
$15.00              2,000         7.2       $15.00        1,417      $15.00
               ----------                             ---------

                1,092,991                   $ 1.08      464,672      $ 1.08
               ==========                             =========

FAIR VALUE DISCLOSURES

The fair value of each option granted by the Company during 2002 and 2001 has been estimated on the date of grant using the minimum value method with the following assumptions:

                                                         2002          2001
                                                       --------      --------
Weighted average fair values                           $   0.10      $   0.45

Assumptions:
              Risk - free interest rate                    4.30%   4.99% - 6.91%
              Expected lives                            4 years       4 years
              Dividend yield                                 --            --
              Volatility                                 138.00%       151.00%

COMMON STOCK WARRANTS

A summary of common stock warrant activity is as follows:

                                                                    Weighted
                                                     Number of      Average
                                                      Shares     Exercise Price
                                                    ----------   --------------
Balances, January 1, 2002 and 2001                          --       $  --

Effect of eTech Merger
     - grant of eTech warrants contingent on the
            occurrence of the merger                 1,500,000        0.15
     - recognition of ImproveNet warrants
            existing prior to the Merger             1,267,596        8.98
                                                    ----------

Balances, December 31, 2002                          2,767,596       $4.19
                                                    ==========

The following table summarizes warrants outstanding at December 31, 2002:

         Number of     Exercise           Term           Expiration
           Shares       Price            (Years)           Date
         ----------     ------           -------     -----------------
             5,000      $ 1.00            10.00         June 16, 2007
           245,000      $ 0.01             5.00      November 23, 2004
           100,000      $ 0.01             5.00      December 6, 2004
           583,333      $13.50             5.00      December 6, 2004
            75,000      $ 0.01             5.00      December 12, 2004
           259,263      $13.50             5.00      December 12, 2004
         1,500,000      $ 0.15             1.00      December 23, 2003
        ----------

         2,767,596
        ==========

NOTE 10 - INCOME TAXES

The Company accounts for income taxes using an asset and liability approach. Deferred income taxes arise from timing differences resulting from revenues and costs reported for financial and tax reporting purposes in different periods. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A valuation allowance is used to offset the related net deferred income tax assets due to uncertainties of realizing the benefits of certain net operating losses.

Significant components of the Company's deferred income tax assets are as follows:

                                                             December 31,
                                                         2002           2001
                                                       ---------      ---------

Deferred Income Tax Assets (Liabilities):
   Allowance for doubtful accounts                     $  16,000      $      --
   Excess of book over tax depreciation                  (27,000)        19,600
   Accrued officer's compensation                             --         56,300
   Federal net operating loss carryforwards              790,000             --
   State net operating loss carryforwards                 68,000         40,000
                                                       ---------      ---------
Total deferred income tax asset                          847,000        115,900
Valuation allowance                                     (847,000)      (115,900)
                                                       ---------      ---------

Net deferred income tax asset                          $      --      $      --
                                                       =========      =========

At December 31, 2002 and 2001, the Company had state net operating loss carryforwards of approximately $843,000 and $497,000, respectively which expire through 2007. At December 31, 2002, the Company had a federal net operating loss of approximately $2,322,000, which expire at various times through 2022.

Due to the Merger with eTech, ImproveNet's pre-merger net operating losses are limited in use subsequent to the merger. The amount of net operating losses that can be used on an annual basis for the next twenty years is based on the value of ImproveNet at the time of the merger and the adjusted applicable federal long-term rate.

NOTE 11 - RETIREMENT PLAN

Effective  April  16,  1997,  the  Company  adopted  a 401(k)  retirement  plan.
Employees are eligible to participate in the plan after four (4) months of service. Salary deferral may range from 1% to 15%. The Company matches 100% of the amounts deferred by employees, up to 6% of an employee's annual compensation. The Company matched contributions totaling approximately $0 and $1,000 for the years ended December 31, 2002 and 2001, respectively.

Subsequent to the Merger with eTech, the Company retained ImproveNet's already existing 401(k) plan. The terms of ImproveNet's retirement plan are substantially the same as that of the eTech plan described above. The Company has not made any contributions to either of the plans described above subsequent to the Merger.

NOTE 12 - CONTINGENCIES

As of December 31, 2002 and 2001, the Company had various pending claims arising from former customer disputes. The Company intends to vigorously defend these claims and expects to prevail in all cases. In conjunction with the defense of these claims, the Company has accrued approximately $137,000 and $130,000 as of December 31, 2002 and 2001, respectively, which represents the Company's best estimate of future costs associated with defending the claims.

NOTE 13 - SERVICE AGREEMENT

The Company entered into an agreement with a third party service provider to operate and manage the contractor matching operation of Improvenet's home improvement services segment. The agreement commenced on the date of the Merger, has a term of two years, is cancelable by the Company with 90 days written notice and cancelable by the service provider with 180 days written notice.

The agreement calls for the Company to remit, on a weekly basis, 25% of collected revenues related to the contractor matching function that the service provider manages and operates. On a monthly basis, the Company is required to reconcile total revenues related to the service agreement. The Company is required to pay the service provider an additional 2.5% of monthly revenues in excess of $400,000 but less than $500,000 and an additional 5% of revenues greater than $500,000.

NOTE 14 - CONCENTRATIONS

During 2002, the Company had four customers that accounted for 69% of the Company's revenues (Customer A - 25%, Customer B - 19%, Customer C - 14% and Customer D - 11%). During 2001, the Company had one customer (Customer A) that accounted for 71% of the Company's revenues.

NOTE 15 - SUBSEQUENT EVENTS

In January 2003, the Company's transfer agent disbursed funds to the pre-merger shareholders of ImproveNet who elected to participate in the Tender Offer. A total of approximately $1,962,000 was distributed to these shareholders resulting in the repurchase of 13,913,975 shares of treasury stock.

In January 2003, warrants to purchase 100,000 shares of Common Stock at a price of $0.01 per share and options to purchase 5,000 shares of Common Stock at a price of $0.04 per share were tendered in conjunction with the Tender Offer.

In January 2003, the Company issued 660,000 options to employees at a strike price equal to the market price on the date of the grant.

Subsequent to year-end, the Company's office lease expired. The company extended the lease on a month-to-month basis.