Form 10QSB
period 2003-03-31
IMPROVENET INC
filed 2003-05-20
CIK 1043561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________.


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


                        8930 E. RAINTREE DRIVE, SUITE 300
                              SCOTTSDALE, AZ 85260
                    (Address of principal executive offices)


                                 (480) 346-0000
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of the registrant's common stock, $.001 par value, was 39,210,315 as of April 30, 2003.

                                ImproveNet, Inc.

                                   Form 10-QSB

                      For the Quarter Ended March 31, 2003

                                      Index
PART I  FINANCIAL INFORMATION

Item 1   Financial Statements:

         Condensed Consolidated Balance Sheets as of March 31, 2003 and
         December 31, 2002 (Unaudited).............................................................................   1

         Condensed Consolidated Statements of Operations for the three months
         ended March 31, 2003 and 2002 (Unaudited).................................................................   2

         Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 2003 and 2002 (Unaudited).................................................................   3

         Notes to Unaudited Condensed Consolidated Financial Statements............................................   4

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations.....................   7

Item 3   Controls and Procedures...................................................................................  13

PART II  OTHER INFORMATION

Item 1   Legal Proceedings.........................................................................................  14

Item 2   Changes in Securities.....................................................................................  14

Item 3   Defaults upon Senior Securities...........................................................................  14

Item 4   Submission of Matters to a Vote of Security Holders.......................................................  14

Item 5   Other Information.........................................................................................  14

Item 6   Exhibits and Reports on Form 8-K..........................................................................  14

SIGNATURES.........................................................................................................  16

Section 302 Certifications.........................................................................................  17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                IMPROVENET, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31, 2003   DECEMBER 31, 2002
                                                                           --------------   -----------------
Current Assets:                                                              (unaudited)
  Cash and cash equivalents                                                  $   196,028       $   446,833
  Accounts receivable, net                                                       392,767           329,657
  Receivable from stock transfer agent                                                --           594,715
  Other receivables                                                                   --             1,000
  Prepaid expenses                                                                69,938            55,054
  Costs and estimated earnings in excess of billings
    on uncompleted software contracts                                             39,525             4,100
                                                                             -----------       -----------

       Total Current Assets                                                      698,258         1,431,359
                                                                             -----------       -----------

Property and equipment, net                                                      145,388           157,994
                                                                             -----------       -----------

        Total Assets                                                         $   843,646       $ 1,589,353
                                                                             ===========       ===========

Current Liabilities:
  Notes payable - current portion                                            $        --       $    12,592
  Obligations under capital leases - current portion                              14,759            15,843
  Line of credit                                                                  72,255            77,755
  Accounts payable                                                               133,536           221,096
  Accrued compensation                                                            73,598           194,082
  Accrued customer claims                                                        137,080           137,080
  Accrued furniture lease buyout - current portion                                45,000           216,376
  Accrued merger and tender offer redemption liabilities                              --         2,378,029
  Deferred revenue                                                                26,333            35,958
  Billings in excess of costs and estimated earnings
    on uncompleted software contracts                                             22,500            89,250
  Other liabilities and accrued expenses                                         252,835            23,453
                                                                             -----------       -----------

       Total Current Liabilities                                                 777,896         3,401,514

Long-Term Liabilities:
  Notes payable -  long-term portion                                                  --               605
  Obligations under capital leases - long-term portion                            24,860            26,275
  Accrued furniture lease buyout - long-term portion                              67,500                --
                                                                             -----------       -----------

       Total Liabilities                                                         870,256         3,428,394
                                                                             -----------       -----------

Commitments and Contingencies:                                                        --                --

Stockholders' Deficit
  Common Stock, $.001 par value, 100,000,000 shares
     authorized, 53,124,290 shares issued and 39,210,315
     and 53,124,290 shares outstanding at March 31, 2003
     and December 31, 2002, respectively                                          53,124            53,124
  Additional paid-in capital                                                     482,570           482,570
  Accumulated deficit                                                           (562,304)         (412,794)
                                                                             -----------       -----------

                                                                                 (26,610)          122,900
  Less: Treasury stock subscribed, at cost,
           underliying 13,913,975 shares                                              --        (1,961,941)
                                                                             -----------       -----------

       Total Stockholders' Deficit                                               (26,610)       (1,839,041)
                                                                             -----------       -----------

       Total Liabilities and Stockholders' Equity                            $   843,646       $ 1,589,353
                                                                             ===========       ===========

                         See accompanying notes to the
             unaudited condensed consolidated financial statements

                                IMPROVENET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                             2003            2002
                                                         ------------    ------------
Revenues                                                 $    807,651    $    195,318
Cost of Revenues                                              530,560          30,467
                                                         ------------    ------------

Gross Profit                                                  277,091         164,851

Selling, General and Administrative Expenses                  408,142         152,230
Research and Development Expenses                              89,089          42,255
Marketing Expenses                                             40,995           6,046
                                                         ------------    ------------

Loss from Operations                                         (261,135)        (35,680)

Other Revenues (Expenses)
  Interest income                                               2,787              36
  Interest expense and financing costs                         (3,410)        (12,587)
  Loss on disposal of property and equipment                       --         (64,242)
  Miscellaneous income                                          8,372             220
                                                         ------------    ------------

Loss from Operations before Extraordinary Gain               (253,386)       (112,253)

Benefit for Income Taxes                                           --              --
                                                         ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN                               (253,386)       (112,253)

Extraordinary Gain - Relief of Debt                           103,876              --
                                                         ------------    ------------

Net Loss                                                 $   (149,510)   $   (112,253)
                                                         ============    ============
LOSS PER SHARE - BASIC AND DILUTED

  - Loss before extraordinary gain                       $      (0.01)   $      (0.01)
                                                         ============    ============
  - Extraordinary gain                                             --              --
                                                         ============    ============
  - Net loss per common share                            $      (0.00)   $      (0.01)
                                                         ============    ============

Weighted average common shares; basic and diluted          40,107,991      20,000,000
                                                         ============    ============

                          See accompanying notes to the
             unaudited condensed consolidated financial statements

                                IMPROVENET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                      2003           2002
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $  (149,510)   $  (112,253)

  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                                      19,000         21,081
    Extraordinary gain                                               (103,876)            --
    Treasury stock subscribed                                       1,961,941             --
    Loss on disposal of property and equipment                             --         64,242
  Changes in:
    Accounts receivable, net                                          (63,110)       (13,330)
    Accounts receivable - other                                         1,000             --
    Receivable from stock transfer agent                              594,715             --
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                        (35,425)            --
    Prepaid expenses                                                  (14,884)        (6,590)
    Accounts payable                                                  (87,560)        32,066
    Accrued compensation                                             (120,484)        26,500
    Accrued merger and tender offer redemption liabilities         (2,378,029)            --
    Other liabilities and accrued expenses                            229,382         15,797
    Billings and estimated earnings in excess of costs
      on uncompleted contracts                                        (66,750)            --
    Deferred revenue                                                   (9,625)       (37,500)
                                                                  -----------    -----------
  Net cash used in continuing operations                             (223,215)        (9,987)
                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Note receivable                                                          --             --
  Collection of notes receivable                                           --             --
  Purchase of property, plant and equipment                            (6,394)          (499)
                                                                  -----------    -----------
  Net cash provided by (used in) investing activities                  (6,394)          (499)
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debt                                                   (13,197)        (9,361)
  Repayment of capital leases                                          (2,499)       (11,783)
  Repayment on line of credit                                          (5,500)            --
  Proceeds from sale of common stock, net                                  --             --
                                                                  -----------    -----------
  Net cash provided by (used in) financing activities                 (21,196)       (21,144)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                 (250,805)       (31,630)
Cash and cash equivalents, beginning of period                        446,833         31,630
                                                                  -----------    -----------
Cash and cash equivalents, end of period                          $   196,028    $        --
                                                                  ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Interest paid                                                   $     3,410    $    12,587
                                                                  ===========    ===========
  Income taxes paid                                               $        --    $        --
                                                                  ===========    ===========

                          See accompanying notes to the
             unaudited condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2003


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

     ImproveNet, Inc., a Delaware corporation ("ImproveNet" or "Company"), operates in two business segments:

     Software - the Company licenses, installs and maintains its proprietary e-commerce software products to companies primarily operating in the Building Materials Industry (BMI). The software segment consists primarily of products developed by eTechLogix.

     Information Services - Under the brand ImproveNet this service provides a source for home improvement information services for homeowners, service providers and suppliers nationwide.

     A leading brand since 1996, ImproveNet has the breadth of industry knowledge, and the credibility within the homeowner and contractor market, software design expertise and partnerships with industry leaders, to leverage the opportunity within the $1 Trillion annual BMI. ImproveNet's mission is to automate the BMI and connect the entire Value-Chain with innovative software and outstanding services.

     The unaudited condensed consolidated balance sheet as of March 31, 2003 and the related unaudited condensed consolidated statements of operations for the three month period ended March 31, 2003 and 2002, and unaudited condensed cash flows for the three months ended March 31, 2003 and 2002 presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consisted of normal recurring items and the elimination of all significant intercompany balances, transactions and stock holdings.

     These interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2002, Annual Report on Form 10-KSB. Interim results are not necessarily indicative of results for a full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     LOSS PER SHARE

     Basic loss per share of common stock was computed by dividing net loss by the weighted average number of shares outstanding of common stock.

     Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.

     NEW ACCOUNTING PRONOUNCEMENT

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company implemented the required disclosure provisions in the three-month period ending March 31, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows as the Company is not making the voluntary change to the fair value method of accounting for stock-based compensation.

NOTE 2 - STOCK OPTIONS

     The company has adopted FAS No. 123, "Accounting for Stock-Based Compensation". Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The company has adopted the disclosure-only provisions, as permitted by FAS No. 123. The company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, there is no related compensation expense recorded in the Company's financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the three months ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts presented below:

                                                THREE MONTHS ENDED MARCH 31,
                                             ----------------------------------
                                                 2003                  2002
                                             ------------          ------------
Net loss:
As reported                                  $   (149,510)         $   (112,235)
                                             ============          ============
Pro forma                                    $   (224,510)         $   (112,235)
                                             ============          ============
LOSS PER SHARE:
As reported                                  $      (0.00)         $      (0.01)
                                             ============          ============
Pro forma                                    $      (0.01)         $      (0.01)
                                             ============          ============

     The fair value of the 750,000 option grants during the quarter ended March 31, 2003 is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of two (2) years, risk-free interest rates of four percent (4%), volatility at 140%, and a zero percent (0%) dividend yield.

NOTE 3 - INDUSTRY SEGMENT DATA

Information concerning operations by industry segment follows (unaudited):

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       2003            2002
                                                    -----------     -----------
Revenue
  Software (eTechLogix)                             $   204,900     $   195,318
  Information Services (ImproveNet)                     602,751              --
                                                    -----------     -----------
Total                                                   807,651         195,318
                                                    -----------     -----------

GROSS PROFIT
  Software (eTechLogix)                                 204,900         164,851
  Information Services (ImproveNet)                     325,660              --
                                                    -----------     -----------
                                                        530,560         164,851
                                                    -----------     -----------

OPERATING LOSS                                         (261,135)        (35,680)

  Interest Income                                         2,787              36
  Interest Expense                                       (3,410)        (12,587)
  Loss on disposal of assets                                 --         (64,242)
  Miscellaneous income                                    8,372             220
                                                    -----------     -----------
OPERATING LOSS BEFORE EXTRAORDINARY GAIN               (253,386)       (112,253)
  Extraordinary Gain - Relief of debt                   103,876               0
                                                    -----------     -----------
Total                                               $  (149,510)    $  (112,253)
                                                    ===========     ===========

DEPRECIATION AND AMORTIZATION
  Software (eTechLogix)                             $    19,000     $    21,081
  Information Services (ImproveNet)                          --              --
                                                    -----------     -----------
Total                                               $    19,000     $    21,081
                                                    ===========     ===========

IDENTIFIABLE ASSETS
         Software (eTechLogix)                      $   392,268     $ 1,589,353
         Information Services (ImproveNet)              451,378              --
                                                    -----------     -----------
Total                                               $   843,646     $ 1,589,353
                                                    ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operation should be read with our unaudited condensed consolidated financial statements and notes included elsewhere in this Report on Form 10-QSB. The discussion in this Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "can," "may," "believe," "designated to," "will," "expect," "plan," "anticipate," "estimate," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors, unless we are required to do so by law. The cautionary statements made in this Report on Form 10-QSB should be read as applying to all related forward-looking statements wherever they appear in this Report on Form 10-QSB. Factors that cause or contribute to such differences include but are not limited to those discussed elsewhere in this Form 10-QSB, as well as those in a discussion of risk factors found in our Annual Report on Form 10-KSB beginning on page 17 in the section titled "Factors Affecting Future Performance, Results of Operation and Financial Condition." Our actual results could differ materially from those discussed here.

OVERVIEW

BASIS OF PRESENTATION

     On December 23, 2002, Etech Acquisition, Inc., (the "Merger") an Arizona corporation and wholly owned subsidiary of ImproveNet merged with and into eTech. Through this Merger, the former shareholders of eTech acquired a controlling interest in ImproveNet and accordingly, the Merger is accounted for as a reverse merger, with eTech being the accounting acquirer of ImproveNet. The Company has treated the Merger as being effective December 31, 2002 as ImproveNet had de minimus operations from December 23, 2002 to December 31, 2002. As such, the pre-merger financial statements present the historic financial position, operations and cash flows of eTech with the December 31, 2002 balance sheet adjusted to consolidate and reflect the fair values assigned to the acquisition balance sheet of ImproveNet.

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

ACQUISITION

     On December 23, 2002, eTech Acquisition, Inc., an Arizona corporation and wholly-owned subsidiary of ImproveNet, merged with and into eTech. This Merger occurred pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated July 30, 2002. Under the terms of the Merger Agreement, eTech paid $500,000 to ImproveNet and incurred $19,000 in costs directly related to the Merger. At the time of the Merger, each outstanding share of eTech Common Stock, no par value per share, was converted into the right to receive and became exchangeable for 5,555.555556 shares of ImproveNet Common Stock, par value $.001 per share. A total of 35,417,750 shares of ImproveNet common stock were issued in the Merger to eleven (11) different shareholders of eTech. Through the Merger, the former directors of eTech, who were also shareholders, collectively received 30,310,740 shares of ImproveNet Common Stock and as a result, acquired control of the Company.

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

     Prior to the closing of the Merger, ImproveNet deposited approximately $2,557,000 with its stock transfer agent for payments to be made under the Tender Offer. In conjunction with the Tender Offer, the Company disbursed a total of approximately $1,962,000 to various pre-merger ImproveNet shareholders in January 2003 resulting in the acquisition of 13,913,975 treasury shares in January 2003. Funds in excess of disbursements of approximately $520,000 were returned to the Company from stock transfer agent in January 2003.

ACCOUNTING FOR THE MERGER

     The Company accounted for this Merger in accordance with SFAS No. 141, "Business Combinations." As discussed above, the former shareholders of eTech acquired a controlling interest in the Company, and accordingly, the transaction has been accounted for as a reverse merger and the total consideration given by eTech of $519,000 has been allocated to the fair values of the pre-merger assets and liabilities of ImproveNet. At the time of the acquisition, the fair value of the net assets of ImproveNet was $361,351 in excess of the consideration given by eTech after all applicable reductions of amounts that otherwise would have been assigned to the acquired assets were considered. This excess is reported in the statement of operations as an extraordinary gain.

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

     The following discussion should be read in conjunction with the consolidated financial statements provided under Part I, Item 1 of this Form 10-QSB. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially.

     The forward-looking information set forth in this Form 10-QSB is as of May 20, 2003, and ImproveNet, Inc. undertakes no duty to update this information. Should events occur subsequent to May 20, 2003 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov.

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

SOFTWARE SEGMENT - ETECHLOGIX

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

INFORMATION SERVICES SEGMENT - IMPROVENET

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

     Software - the Company licenses, installs and maintains its proprietary e-commerce software products to companies primarily operating in the building material industry. The software segment is consists primarily of products developed by eTechLogix.

     Information Services - Under the brand ImproveNet this service provides a source for home improvement information services for homeowners, service providers and suppliers nationwide.

     The Company's pre-merger consolidated statements of operations and cash flows do not reflect operations for ImproveNet (information services segment) as ImproveNet, for accounting purposes, was acquired effective December 31, 2002 in the Merger.

RESULTS OF OPERATIONS

REVENUES

     Our revenues increased to approximately $808,000 for the three months ended March 31, 2003 from approximately $195,000 for the three months ended March 31, 2002, an increase of approximately $613,000 or 314%. The increase is primarily due to revenues from the ImproveNet business.

     The following table and discussion highlights our revenues for the three months ended March 31, 2003 and 2002:

                                                 THREE MONTHS ENDED MARCH 31,
                                              --------------------------------
                                                 2003       2002       CHANGE
                                              ---------   --------   ---------
REVENUES
  Software (eTechLogix)                       $ 205,000   $195,000   $  10,000
  Information Services (ImproveNet)             603,000         --     603,000
                                              ---------   --------   ---------
Total                                         $ 808,000   $195,000   $ 613,000
                                              =========   =========  =========

SOFTWARE (ETECHLOGIX) REVENUES

     eTechLogix revenue increased to approximately $205,000 for the three months ended March 31, 2003, from approximately $195,000 for the three months ended March 31, 2002, an increase of approximately $10,000 or 5%. The increase in eTechLogix revenue is primarily a result of increased sales of the company's Smart FusionSM software product and associated installation and integration services.

INFORMATION SERVICES (IMPROVENET) REVENUES

     ImproveNet revenue was approximately $603,000 for the three months ended March 31, 2003. No ImproveNet revenue was included in the three months ended March 31, 2002 as the Merger occurred effective December 31, 2002. ImproveNet revenue consists almost entirely of service revenues from its contractor matching service.

OPERATING EXPENSES

COST OF REVENUES

     Cost of revenues increased to approximately $531,000 for the three months ended March 31, 2003 from approximately $30,000 for the three months ended March 31, 2002, an increase of approximately $501,000. The increase is primarily due to cost of revenues from the newly acquired ImproveNet business.

     The following table and discussion highlights our cost of revenues for the three months ended March 31, 2003 and 2002:

                                                 THREE MONTHS ENDED MARCH 31,
                                              --------------------------------
                                                 2003       2002       CHANGE
                                              ---------   --------   ---------
COST OF REVENUES
  Software (eTechLogix)                       $      --   $ 30,000   $ (30,000)
  Information Services (ImproveNet)             531,000         --     531,000
                                              ---------   --------   ---------
Total                                         $ 531,000   $ 30,000   $ 501,000
                                              =========   =========  =========

SOFTWARE (ETECHLOGIX) COST OF REVENUE

     eTechLogix cost of revenues decreased to zero for the three months ended March 31, 2003, from approximately $30,000 for the three months ended March 31, 2002. The decline eTechLogix cost of revenue is primarily a result of the cost of revenue related to sales of third party software in the prior year quarter. There were no sales of third party software in the current year quarter.

INFORMATION SERVICES (IMPROVENET) COST OF REVENUE

     ImproveNet cost of revenue was approximately $531,000 for the three months ended March 31, 2003. No ImproveNet cost of revenue was included in the three months ended March 31, 2002 as the Merger occurred effective December 31, 2002. ImproveNet cost of revenue consists primarily of the cost of home improvement leads and the cost for the outsourced project service group, which is responsible for all phases of our proprietary matching services and includes our project advisors.

SELLING, GENERAL AND ADMINISTRATIVE

     Our selling, general and administrative expenses increased to approximately $408,000 for the three months ended March 31, 2003 from approximately $152,000 for the three months ended March 31 2002, an increase of approximately $256,000 or 168%

     Our selling, general and administrative expenses include payroll and related costs and travel, recruiting, professional and advisory services and other general expenses for our executive, sales, finance, legal, and human resource departments. The increase in our general and administrative expenses was a result of the Merger effective December 31, 2002. The Merger resulted in increased headcount and increased costs for insurance, legal and accounting.

RESEARCH AND DEVELOPMENT

     Our research and development expenses increased to approximately $89,000 for the three months ended March 31, 2003 from approximately $42,000 for the three months ended March 31, 2002, an increase of approximately $47,000 or 111%.

     Our research and development costs include the payroll and related costs of our technology staff, other costs of Web site design and new technologies required to enhance the performance of our Web sites.

     The increase in research and development expenses in 2002 was primarily attributable to increased payroll and related costs and an increase in the usage of offshore development contractors.

MARKETING

     Our marketing expense increased to approximately $41,000 for the three months ended March 31, 2003 from approximately $6,000 for the three months ended September 30, 2001, an increase of approximately $35,000.

     Our marketing expense includes online and offline direct marketing and advertising, public relations and trade show expenses. Marketing expenses also include payroll and related costs, support staff expenses, travel costs and other general expenses of our marketing, professional services and partnership services departments.

     The increase in marketing expenses was primarily attributable to the ImproveNet business.

OTHER REVENUES (EXPENSES)

     Other revenue (expenses) increased to revenue of approximately $8,000 for the three months ended March 31, 2003 from and expense of approximately $77,000 for the three months ended March 31, 2002, an increase of approximately $85,000.

     The following table and discussion highlights other revenues (expenses) for the three months ended March 31, 2003 and 2002:

                                                    THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------
                                                     2003       2002     CHANGE
                                                   -------    -------    -------
Other Revenues (Expenses)
  Interest income                                  $ 3,000   $     --    $ 3,000
  Interest expense and financing costs              (3,000)   (13,000)    10,000
  Loss on disposal of property and equipment            --    (64,000)    64,000
  Miscellaneous income                               8,000         --      8,000
                                                   -------   --------    -------
                                                   $ 8,000   $(77,000)   $85,000
                                                   =======   ========    =======

     The improvement in other revenues (expenses) from the prior year quarter is due to a $64,000 loss on disposal of property and equipment in the prior year quarter and improved interest income and lower interest expense.

EXTRAORDINARY GAIN - RELIEF OF DEBT

     The extraordinary gain in the quarter of approximately $104,000 is attributable to a favorable settlement of a liability under a furniture lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled approximately $196,000 at March 31, 2003, a decrease of approximately $251,000 or 56% from approximately $447,000 at December 31, 2002. The decrease was primarily due to the $223,000 of cash used in operating activities.

     Cash used in operating activities for the three months ended March 31, 2003 was approximately $223,000, compared to cash used of approximately $10,000 for the three months ended March 31, 2002. Cash used in operating activities in the current year quarter reflected the impact of the Merger and tender offer obligations as well as our net loss before depreciation, offset by changes in operating assets and liabilities.

     Cash used in investing activities was approximately $6,000 for the three months ended March 31, 2003, and decreased approximately $5,500 from cash used of approximately $500 for the three months ended March 31, 2002. In first three months of 2003 and 2002 the cash was used to purchase equipment.

     Cash used in financing activities was approximately $21,000 in the three months ended March 31, 2003 and 2002 to repay debt.

     The Company anticipates increased year-over-year sales volume of their primary software products throughout 2003 and thereafter. The Company also anticipates increased revenues from the addition of the home improvement information services segment as revenues from this segment are not included in the prior year's results of operations. The Company also intends to raise additional capital either through a public or private offering of securities.

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

ITEM 3. CONTROLS AND DISCLOSURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have, as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date") evaluated the effectiveness of our "disclosure controls and procedures." Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. They include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations, and currently we are a party to several routine litigation matters that are incidental to our business. As of the date of this filing, we are not engaged in any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
------                        -----------------------
 99.2 Certification of Jeffrey I. Rassas, Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

 99.3 Certification of Kenneth S. Cragun, Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

(b)  Reports on Form 8-K

     o Report on Form 8-K filed January 7, 2003 regarding the Merger and change in control.

     o Report on Form 8-K filed January 21, 2003 regarding resignation of PricewaterhouseCoopers LLP and appointment of Semple & Cooper, LLP as the Company's principal independent accountant.

     o Report on Form 8-K/A filed February 12, 2003 amending the Report on Form 8-K filed January 7, 2003 to include pro forma financial information.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed, May 20, 2003 on its behalf by the undersigned duly authorized.

                                        IMPROVENET, INC.
                                        (Registrant)



                                        By: /s/ Jeffrey I. Rassas
                                            ------------------------------------
                                            Jeffrey I. Rassas
                                            Co-Chairman and CEO



                                        By: /s/ Kenneth S. Cragun
                                            ------------------------------------
                                            Kenneth S. Cragun
                                            Chief Financial Officer

Date: May 20, 2003

          CERTIFICATION PURSUANT TO SECURITIES AND EXCHANGE ACT OF 1934
                          RULES 13a-15 AND 15d-15. (5)

I, Jeffrey I. Rassas, the Co-Chairman and CEO of ImproveNet, Inc. ("the Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of ImproveNet, Inc;

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

          b.   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about he effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers an I have disclosed, abased on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 20, 2003

                                        /s/ Jeffrey I. Rassas
                                        ----------------------------------------
                                        Jeffrey I. Rassas
                                        Co-Chairman and CEO

          CERTIFICATION PURSUANT TO SECURITIES AND EXCHANGE ACT OF 1934
                          RULES 13a-15 AND 15d-15. (5)

I, Kenneth S. Cragun, the Chief Financial Officer of ImproveNet, Inc. ("the Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of ImproveNet, Inc;

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

          b.   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about he effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers an I have disclosed, abased on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 20, 2003


                                        /s/ Kenneth S. Cragun
                                        ----------------------------------------
                                        Kenneth S. Cragun
                                        Chief Financial Officer