Form 10QSB/A
period 2003-03-31
IMPROVENET INC
filed 2003-05-21
CIK 1043561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

                                ImproveNet, Inc.

                                   Form 10-QSB

                      For the Quarter Ended March 31, 2003

                                      Index
PART I  FINANCIAL INFORMATION

Item 1   Financial Statements:

         Condensed Consolidated Balance Sheets as of March 31, 2003 and
         December 31, 2002 (Unaudited).............................................................................   1

         Condensed Consolidated Statements of Operations for the three months
         ended March 31, 2003 and 2002 (Unaudited).................................................................   2

         Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 2003 and 2002 (Unaudited).................................................................   3

         Notes to Unaudited Condensed Consolidated Financial Statements............................................   4

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations.....................   7

Item 3   Controls and Procedures...................................................................................  13

PART II  OTHER INFORMATION

Item 1   Legal Proceedings.........................................................................................  14

Item 2   Changes in Securities.....................................................................................  14

Item 3   Defaults upon Senior Securities...........................................................................  14

Item 4   Submission of Matters to a Vote of Security Holders.......................................................  14

Item 5   Other Information.........................................................................................  14

Item 6   Exhibits and Reports on Form 8-K..........................................................................  14

SIGNATURES.........................................................................................................  15

Section 302 Certifications.........................................................................................  16

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
                                                                             ===========       ===========

                         See accompanying notes to the
             unaudited condensed consolidated financial statements

                                IMPROVENET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                             2003            2002
                                                         ------------    ------------
Revenues                                                 $    807,651    $    195,318
Cost of Revenues                                              530,560          30,467
                                                         ------------    ------------

Gross Profit                                                  277,091         164,851

Selling, General and Administrative Expenses                  408,142         152,230
Research and Development Expenses                              89,089          42,255
Marketing Expenses                                             40,995           6,046
                                                         ------------    ------------

Loss from Operations                                         (261,135)        (35,680)

Other Revenues (Expenses)
  Interest income                                               2,787              36
  Interest expense and financing costs                         (3,410)        (12,587)
  Loss on disposal of property and equipment                       --         (64,242)
  Miscellaneous income                                          8,372             220
                                                         ------------    ------------

Loss from Operations before Extraordinary Gain               (253,386)       (112,253)

Benefit for Income Taxes                                           --              --
                                                         ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN                               (253,386)       (112,253)

Extraordinary Gain - Relief of Debt                           103,876              --
                                                         ------------    ------------

Net Loss                                                 $   (149,510)   $   (112,253)
                                                         ============    ============
LOSS PER SHARE - BASIC AND DILUTED

  - Loss before extraordinary gain                       $      (0.01)   $      (0.01)
                                                         ============    ============
  - Extraordinary gain                                           0.00              --
                                                         ============    ============
  - Net loss per common share                            $      (0.00)   $      (0.01)
                                                         ============    ============

Weighted average common shares; basic and diluted          40,107,991      20,000,000
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

NOTE 3 - INDUSTRY SEGMENT DATA

Information concerning operations by industry segment follows (unaudited):

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       2003            2002
                                                    -----------     -----------
Revenue
  Software (eTechLogix)                             $   204,900     $   195,318
  Information Services (ImproveNet)                     602,751              --
                                                    -----------     -----------
Total                                                   807,651         195,318
                                                    -----------     -----------

GROSS PROFIT
  Software (eTechLogix)                                 204,900         164,851
  Information Services (ImproveNet)                      72,191              --
                                                    -----------     -----------
Total                                                   277,091         164,851
                                                    -----------     -----------

OPERATING EXPENSES                                      538,226         200,531
                                                    -----------     -----------

OPERATING LOSS                                         (261,135)        (35,680)

  Interest Income                                         2,787              36
  Interest Expense                                       (3,410)        (12,587)
  Loss on disposal of assets                                 --         (64,242)
  Miscellaneous income                                    8,372             220
                                                    -----------     -----------
OPERATING LOSS BEFORE EXTRAORDINARY GAIN               (253,386)       (112,253)
  Extraordinary Gain - Relief of debt                   103,876               0
                                                    -----------     -----------
Total                                               $  (149,510)    $  (112,253)
                                                    ===========     ===========

DEPRECIATION AND AMORTIZATION
  Software (eTechLogix)                             $    19,000     $    21,081
  Information Services (ImproveNet)                          --              --
                                                    -----------     -----------
Total                                               $    19,000     $    21,081
                                                    ===========     ===========

IDENTIFIABLE ASSETS
         Software (eTechLogix)                      $   392,268     $ 1,589,353
         Information Services (ImproveNet)              451,378              --
                                                    -----------     -----------
Total                                               $   843,646     $ 1,589,353
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

     Prior to the closing of the Merger, ImproveNet deposited approximately $2,557,000 with its stock transfer agent for payments to be made under the Tender Offer. In conjunction with the Tender Offer, the Company disbursed a total of approximately $1,962,000 to various pre-merger ImproveNet shareholders in January 2003 resulting in the acquisition of 13,913,975 treasury shares in January 2003. Funds in excess of disbursements of approximately $595,000 were returned to the Company from stock transfer agent in January 2003.

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

OTHER REVENUES (EXPENSES)

     Other revenue (expenses) increased to revenue of approximately $8,000 for the three months ended March 31, 2003 from an expense of approximately $77,000 for the three months ended March 31, 2002, an increase of approximately $85,000.

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

ITEM 3. CONTROLS AND PROCEDURES

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