Form 10QSB
period 2003-06-30
IMPROVENET INC
filed 2003-08-19
CIK 1043561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

                         10799 N. 90TH STREET, SUITE 200
                              SCOTTSDALE, AZ 85260

                    (Address of principal executive offices)

                                 (480) 346-0000
                           (Issuer's telephone number)

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]

The number of shares outstanding of the registrant's common stock, $.001 par value, was 39,210,315 as of August 14, 2003.

                                ImproveNet, Inc.

                                   Form 10-QSB

                       For the Quarter Ended June 30, 2003

                                Table of Contents

PART I - FINANCIAL INFORMATION

Item 1   Financial Statements:

         Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and
         December 31, 2002............................................................   1

         Consolidated Statements of Operations for the three and six months
         ended June 30, 2003 and 2002 (Unaudited).....................................   3

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2003 and 2002 (Unaudited).....................................   4

         Notes to Unaudited Consolidated Financial Statements.........................   6

Item 2   Management's Discussion and Analysis or Plan of Operation....................   8

Item 3   Controls and Procedures......................................................  15

PART II - OTHER INFORMATION

Item 1   Legal Proceedings............................................................  15

Item 2   Changes in Securities and Use of Proceeds....................................  15

Item 3   Defaults Upon Senior Securities..............................................  15

Item 4   Submission of Matters to a Vote of Security Holders..........................  16

Item 5   Other Information............................................................  16

Item 6   Exhibits and Reports on Form 8-K.............................................  16

SIGNATURES............................................................................  17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                IMPROVENET, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     JUNE 30, 2003     DECEMBER 31, 2002
                                                                     -------------     -----------------
Current Assets:                                                       (unaudited)
 Cash and cash equivalents                                            $   252,568         $   446,833
 Accounts receivable, net                                                 348,422             329,657
 Receivable from stock transfer agent                                          --             594,715
 Other receivables                                                             --               1,000
 Prepaid expenses                                                          83,142              55,054
 Costs and estimated earnings in excess of billings
  on uncompleted software contracts                                        39,525               4,100
                                                                      -----------         -----------
  Total Current Assets                                                    723,657           1,431,359
                                                                      -----------         -----------
Property and equipment, net                                               141,442             157,994
                                                                      -----------         -----------
  Total Assets                                                        $   865,099         $ 1,589,353
                                                                      ===========         ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Notes payable - current portion                                      $    75,000         $    12,592
 Obligations under capital leases - current portion                        10,906              15,843
 Line of credit                                                            67,710              77,755
 Accounts payable                                                         224,489             221,096
 Accrued compensation                                                      10,484             194,082
 Accrued customer claims                                                  137,080             137,080
 Accrued furniture lease buyout - current portion                          60,000             216,376
 Accrued merger and tender offer redemption liabilities                        --           2,378,029
 Deferred revenue                                                          26,333              35,958
 Billings in excess of costs and estimated earnings
  on uncompleted software contracts                                        22,500              89,250
 Other liabilities and accrued expenses                                   291,235              23,453
                                                                      -----------         -----------
  Total Current Liabilities                                               925,737           3,401,514

Long-Term Liabilities:
 Notes payable -  long-term portion                                            --                 605
 Obligations under capital leases - long-term portion                      24,860              26,275
 Accrued furniture lease buyout - long-term portion                        37,500                  --
                                                                      -----------         -----------
  Total Liabilities                                                       988,097           3,428,394
                                                                      -----------         -----------
 Common Stock, $.001 par value, 100,000,000 shares authorized,
  39,210,315 and 53,124,290 shares outstanding at
  June 30, 2003 and December 31, 2002, respectively                        53,124              53,124

 Additional paid-in capital                                               482,570             482,570
 Accumulated deficit                                                     (658,692)           (412,794)
                                                                      -----------         -----------
 Less:  Treasury stock subscribed, at cost,
    underlying 13,913,975 shares                                               --          (1,961,941)
                                                                      -----------         -----------
  Total Stockholders' Deficit                                            (122,998)         (1,839,041)
                                                                      -----------         -----------
  Total Liabilities and Stockholders' Equity                          $   865,099         $ 1,589,353
                                                                      ===========         ===========


   See accompanying notes to the unaudited consolidated financial statements.

                                IMPROVENET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                        SIX MONTHS ENDED
                                               JUNE 30,             JUNE 30,             JUNE 30,             JUNE 30,
                                             ------------         ------------         ------------         ------------
                                                 2003                 2002                 2003                 2002
                                             ------------         ------------         ------------         ------------
Revenues                                     $    840,897         $    388,580         $  1,648,548         $    583,898
Cost of Revenues                                  435,863              121,688              966,423              152,155
                                             ------------         ------------         ------------         ------------
Gross Profit                                      405,034              266,892              682,125              431,743
Selling, General and Administrative
Expenses                                          394,878              322,537              844,015              476,318
Research and Development Expenses                 104,399                    0              193,488               40,704
Marketing Expenses                                      0                    0                    0                6,046
                                             ------------         ------------         ------------         ------------
Loss from Operations                              (94,243)             (55,645)            (355,378)             (91,325)
Other Revenues (Expenses)
Interest income                                       482                   35                3,269                   71
Interest expense and financing costs               (3,555)             (56,311)              (6,965)             (68,898)
Gain on disposal of property and
equipment                                              --               76,149                   --               11,907
Relief of Debt                                         --                   --              103,876                   --
Miscellaneous income                                  928                1,205                9,300                1,425
                                             ------------         ------------         ------------         ------------
Loss from Operations                              (96,388)             (34,567)            (245,898)            (146,820)
Benefit for Income Taxes                               --                   --                   --                   --
                                             ------------         ------------         ------------         ------------
Net Loss                                     $    (96,388)        $    (34,567)        $   (245,898)        $   (146,820)
                                             ============         ============         ============         ============
LOSS PER SHARE - BASIC AND DILUTED
Net loss per common share                    $      (0.00)        $      (0.01)        $      (0.01)        $      (0.01)
                                             ============         ============         ============         ============
Weighted average common shares; basic
and diluted                                    39,210,315           20,000,000           39,210,315           20,000,000
                                             ============         ============         ============         ============


 See the accompanying notes to the unaudited consolidated financial statements.

                                IMPROVENET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


                                                                  2003               2002
                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $  (245,898)        $  (146,820)
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization                                    38,656              57,517
  Relief of Debt                                                 (103,876)                 --
  Treasury stock subscribed                                     1,961,941                  --
  Gain on disposal of property and equipment                           --             (11,907)
Changes in:
  Accounts receivable, net                                        (18,765)           (153,658)
  Accounts receivable - other                                       1,000                  --
  Income tax refund receivable                                         --             134,180
  Receivable from stock transfer agent                            594,715                  --
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                      (35,425)                 --
  Prepaid expenses                                                (28,088)             (6,590)
  Accounts payable                                                  3,393              79,618
  Accrued compensation                                           (183,598)            (48,000)
  Accrued merger and tender offer redemption liabilities       (2,378,029)                 --
  Other liabilities and accrued expenses                          267,782              48,963
  Accrued furniture lease buyout                                  (15,000)                 --
  Billings and estimated earnings in excess of costs
    on uncompleted contracts                                      (66,750)                 --
  Deferred revenue                                                 (9,625)              7,125
                                                              -----------         -----------
Net cash used in continuing operations                           (217,567)            (39,572)
                                                              -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                         (22,104)             (1,372)
Proceeds from sale of property and equipment                           --              65,398
                                                              -----------         -----------
Net cash provided by (used in) investing activities               (22,104)             64,026
                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt                                                 (13,197)            (34,170)
Repayment of capital leases                                        (6,352)             (6,731)
Proceeds from debt incurred                                        75,000              18,000
Line of credit, net                                               (10,045)              5,000
                                                              -----------         -----------
Net cash provided by (used in) financing activities                45,406             (17,901)
                                                              -----------         -----------

Net increase (decrease) in cash and cash equivalents             (194,265)              6,553
Cash and cash equivalents, beginning of period                    446,833              31,630
                                                              -----------         -----------
Cash and cash equivalents, end of period                      $   252,568         $    38,183
                                                              ===========         ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid                                                 $     6,965         $    34,266
                                                              ===========         ===========
Income taxes paid                                             $        --         $        --
                                                              ===========         ===========

Non-Cash Activity:
Conversion of related party note to stock                     $        --         $    12,000
                                                              ===========         ===========
Assumption of notes payable on related party auto             $        --         $    78,246
                                                              ===========         ===========

    See accompanying notes to the unaudited consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2003

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

      During the quarter, the Company acquired ownership of a product it helped recently develop that is a wireless inventory management application of a leading BMI representative firm serving Home Depot and other "big box" retailers. The application was known as "Advantage Software" and has been added to our portfolio and will be marketed as "Smart Logistics." Smart Logistics is being used in the BMI industry to streamline operations for manufacturers and representatives by providing them with innovative business processes, technology solutions and centralization. The Company worked on the development of Smart Logistics and has agreed to pay a 15% commission to the seller on licensing fees from the sales of Smart Logistics and related solutions in connection with the Company's acquisition of the ownership rights.

      INFORMATION SERVICES - under the brand ImproveNet this service provides a source for home improvement information and services for homeowners, service providers and suppliers nationwide.

      A leading brand since 1996, ImproveNet has the breadth of industry knowledge, and the credibility within the homeowner and contractor market, software design expertise and partnerships with industry leaders, to leverage the opportunity within the $1 Trillion annual BMI (source: Harris Information). ImproveNet's mission is to automate the BMI and connect the entire Value-Chain with innovative software and outstanding services.

      The unaudited consolidated balance sheet as of June 30, 2003 and the related unaudited consolidated statements of operations for the three and six month periods ended June 30, 2003 and 2002, and unaudited cash flows for the six months ended June 30, 2003 and 2002 presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consisted of normal recurring items and the elimination of all significant inter-company balances, transactions and stock holdings.

      These interim consolidated financial statements should be read in conjunction with the Company's December 31, 2002, Annual Report on Form 10-KSB, and the Company's Quarterly Report on Form 10-QSB/A for March 31, 2003. Interim results are not necessarily indicative of results for a full year.

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

      LOSS PER SHARE

      Basic loss per share of common stock was computed by dividing net loss by the weighted average number of shares outstanding of common stock.

                                                        THREE MONTHS ENDED, JUNE 30,               SIX MONTHS ENDED, JUNE 30,
                                                     ---------------------------------         ---------------------------------
                                                          2003                2002                 2003                 2002
                                                     ------------         ------------         ------------         ------------
Numerator:
Net loss attributable to common stockholders         $    (96,388)        $    (34,567)        $   (245,898)        $   (146,820)
                                                     ------------         ------------         ------------         ------------

Denominator:
Weighted average common shares                         39,210,315           20,000,000           39,210,315           20,000,000
                                                     ------------         ------------         ------------         ------------

Denominator for basic and diluted calculation          39,210,315           20,000,000           39,210,315           20,000,000
                                                     ------------         ------------         ------------         ------------
Basic and diluted net loss per common share          $      (0.00)        $      (0.00)        $      (0.01)        $      (0.01)
                                                     ============         ============         ============         ============


      Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. These dilutive securities include approximately 1,563,889 issued and outstanding stock options to prior and current employees with a range of exercise prices. There are 1,500,000 outstanding warrants to purchase stock at $.15 per share issued in connection with merger financing of eTechLogix which are scheduled to expire this December 2003 (which may be extended) and another 200,000 warrants to purchase stock at $.10 per share.

      NEW ACCOUNTING PRONOUNCEMENT

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No.
123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company implemented the required disclosure provisions in the three-month period ending March 31, 2003, and continues to follow these provisions. The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows as the Company is not making the voluntary change to the fair value method of accounting for stock-based compensation.

      RECLASSIFICATIONS

      Certain reclassifications have been made to the June 30, 2002 financial statements to conform to the June 30, 2003 classifications.

NOTE 2 - STOCK OPTIONS

      The company has adopted FAS No. 123, "Accounting for Stock-Based Compensation". Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The company has adopted the disclosure-only provisions, as permitted by FAS No. 123. The company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, there is no related compensation expense recorded in the Company's financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the three and six months ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts presented below:

                        THREE MONTHS ENDED, JUNE 30,          SIX MONTHS ENDED, JUNE 30,
                        ----------------------------          --------------------------
                           2003              2002              2003               2002
                        ---------         ---------         ----------         ----------
Net Loss:
As reported             $ (96,388)        $ (34,567)        $ (245,898)        $ (146,820)
                        ---------         ---------         ----------         ----------
 Loss Per Share:
     As Reported            (0.00)            (0.00)             (0.01)             (0.01)
                        ---------         ---------         ----------         ----------
     Pro Forma          $   (0.01)        $   (0.00)        $    (0.01)        $    (0.01)
                        =========         =========         ==========         ==========



      The fair value of the 750,000 option grants during the six months ended June 30, 2003 is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of two (2) years, risk-free interest rates of four percent (4%), volatility at 140%, and a zero percent (0%) dividend yield.

NOTE 3 - INDUSTRY SEGMENT DATA

Information concerning revenues by industry segment follows (unaudited):

                                            THREE MONTHS ENDED, JUNE 30,                SIX MONTHS ENDED, JUNE 30,
                                       --------------------------------------      -------------------------------------
                                                                         %                                          %
                                          2003           2002          CHANGE         2003           2002         CHANGE
                                       ---------        ---------      ------      -----------     ---------      ------
Revenues:
   eTechLogix software revenues        $  82,350        $ 388,580         (78)%        287,250       583,898         (51)%
   ImproveNet service revenues           758,547               --             %      1,361,298            --             %
                                       ---------        ---------                  -----------     ---------
Total revenues                         $ 840,897        $ 388,580        116%      $ 1,648,548     $ 583,898          182%
                                       =========        =========                  ===========     =========


      A more detailed description of segment performance follows in the following sections to these notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this Report on Form 10-QSB. The discussion in this Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "can," "may," "believe," "designated to," "will," "expect," "plan," "anticipate," "estimate," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements, and no reliance should be placed on any forward-looking statement. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors, unless we are required to do so by law. The cautionary statements made in this Report on Form 10-QSB should be read as applying to all related forward-looking statements wherever they appear in this Report on Form 10-QSB. Factors that cause or contribute to such differences include but are not limited to those discussed elsewhere in this Form 10-QSB, as well as those in a discussion of risk factors found in our Annual Report on Form 10-KSB beginning on page 17 in the section titled "Factors Affecting Future Performance, Results of Operation and Financial Condition." Our actual results could differ materially from those discussed here.

OVERVIEW

BASIS OF PRESENTATION

      On December 23, 2002, Etech Acquisition, Inc., (the "Merger") an Arizona corporation and wholly owned subsidiary of ImproveNet merged with and into eTech. Through this Merger, the former shareholders of eTech acquired a controlling interest in ImproveNet and accordingly, the Merger is accounted for as a reverse merger, with eTech being the accounting acquirer of ImproveNet. The Company has treated the Merger as being effective December 31, 2002 as ImproveNet had minimal operations from December 23, 2002 to December 31, 2002. As such, the pre-merger financial statements present the historic financial position, operations and cash flows of eTech with the December 31, 2002 balance sheet adjusted to consolidate and reflect the fair values assigned to the acquisition balance sheet of ImproveNet.

      The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to sustain losses for the past two years and has negative working capital and negative net worth and is uncertain whether we will succeed in obtaining needed additional working capital.

      The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company's ability to continue as a going concern.

ACQUISITION

     On December 23, 2002, eTech Acquisition, Inc., an Arizona corporation and wholly-owned subsidiary of ImproveNet, merged with and into eTech. This Merger occurred pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated July 30, 2002. Under the terms of the Merger Agreement, eTech paid $500,000 to ImproveNet and incurred $19,000 in costs directly related to the Merger. At the time of the Merger, each outstanding share of eTech Common Stock, no par value per share, was converted into the right to receive and became exchangeable for 5,555.555556 shares of ImproveNet Common Stock, par value $.001 per share. A total of 35,417,750 shares of ImproveNet common stock were issued in the Merger to eleven (11) different shareholders of eTech. Through the Merger, the former directors, who were also shareholders, of eTech collectively received 30,310,740 shares of ImproveNet Common Stock and as a result, acquired control of the Company.

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

     Prior to the closing of the Merger, ImproveNet deposited approximately $2,557,000 with its stock transfer agent for payments to be made under the Tender Offer. In conjunction with the Tender Offer, the Company disbursed a total of approximately $1,962,000 to various pre-merger ImproveNet shareholders in January 2003 resulting in the acquisition of 13,913,975 treasury shares in January 2003 and the acquisition of an additional 105,000 shares from the exercise and sale of options and warrants. Funds in excess of disbursements of approximately $518,000 were returned to the Company from the stock transfer agent in January 2003.

ACCOUNTING FOR THE MERGER

     The Company accounted for this Merger in accordance with SFAS No. 141, "Business Combinations." As discussed above, the former shareholders of eTech acquired a controlling interest in the Company, and accordingly, the transaction has been accounted for as a reverse merger and the total consideration given by eTech of $519,000 has been allocated to the fair values of the pre-merger assets and liabilities of ImproveNet. At the time of the acquisition, the fair value of the net assets of ImproveNet was $361,351 in excess of the consideration given by eTech after all applicable reductions of amounts that otherwise would have been assigned to the acquired assets were considered. This excess was reported in the statement of operations as an extraordinary gain.

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

     ImproveNet, Inc. ("ImproveNet" or the "Company") was incorporated in California in January 1996, was reincorporated in Delaware in September 1998 and is headquartered in Scottsdale, Arizona. The Company is a source for home improvement information services for homeowners, service providers and suppliers nationwide.

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

     The forward-looking information set forth in this Form 10-QSB is as of August 14, 2003, and ImproveNet, Inc. undertakes no duty to update this information. Should events occur subsequent to August 14, 2003 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the

SEC in a Quarterly Report on Form 10-QSB or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov.

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

     The cost of maintenance and research and development, which consist principally of staff payroll and applicable overhead, are expensed as incurred.

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

     BUSINESS SEGMENTS

     The Company follows SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue segments of an entity for which this information is available and is utilized by the chief operating decision maker. The Company limits its segment reporting to revenues, cost of revenues and gross profit by segment. If in the future working capital permits, the Company may expand its financial accounting systems and resources to implement full segment financial reporting. The Company currently operates in two segments:

     Software - the Company licenses, installs and maintains its proprietary e-commerce software products to companies primarily operating in the building material industry. The software segment is consists primarily of products developed by eTechLogix, except during the quarter the Company bought the rights to a line of software tools known as Advantage Software which greatly expands the Company's software solutions for the BMI.

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

     Our actual future results could differ materially from those discussed here.

RESULTS OF OPERATION

REVENUES

     Our revenues increased to approximately $1,648,548 for the six months ended June 30, 2003 from approximately $583,898 for the six months ended June 30, 2002, an increase of $1,064,650 or 182%. The increase is primarily due to revenues from the ImproveNet business reported in the current period but not included in the prior period. Our revenues increased to $840,897 for the quarter ending June 30, 2003 compared with $388,580 for the year earlier period and from $807,651 for the quarter ending March 31, 2003.

     The following table and discussion highlights our revenues for the three and six month periods ended June 30, 2003 and 2002:

                                             THREE MONTHS ENDED, JUNE 30,                SIX MONTHS ENDED, JUNE 30,
                                             ----------------------------                --------------------------
                                                                         %                                          %
                                          2003           2002          CHANGE         2003           2002         CHANGE
                                          ----           ----          ------         ----           ----         ------
Revenues:
   eTechLogix software revenues       $  82,350       $ 388,580         (78)%       287,250        583,898         (51)%
   ImproveNet service revenues          758,547               -             %     1,361,298              -             %
                                      ---------       ---------                 -----------      ---------
Total revenues                        $ 840,897       $ 388,580          116%   $ 1,648,548      $ 583,898          182%
                                      =========       =========                 ===========      =========

SOFTWARE (ETECHLOGIX) REVENUES

     eTechLogix revenue decreased to approximately $287,250 for the six months ended June 30, 2003, from approximately $583,898 for the six months ended June 30, 2002, a decrease of over 50%. The decrease in eTechLogix revenue resulted from a decrease in sales of the company's software products and integration services.

INFORMATION SERVICES (IMPROVENET) REVENUES

     ImproveNet revenue was approximately $1,361,298 for the six months ended June 30, 2003. No ImproveNet revenue was included in the six months ended June 30, 2002 as the Merger occurred effective December 31, 2002. ImproveNet revenue consists almost entirely of service revenues from its contractor matching service. Improvements in managing credits issued against lead and win revenues during the quarter resulted in a reduction in allowances against revenues in the second quarter directly impacting the increased revenue reported from the ImproveNet services segment. These credit management improvements are not anticipated to have a continuing material impact on revenue recognition in future periods.

OPERATING EXPENSES

COST OF REVENUES

     Cost of revenues increased to $966,423 for the six months ended June 30, 2003 from $152,155 for the six months ended June 30, 2002, an increase of $814,268. The increase is primarily due to cost of revenues from the newly acquired ImproveNet business.

     The following table and discussion highlights our cost of revenues for the six months ended June 30, 2003 and 2002:

                                                        SIX MONTHS ENDED JUNE 30,
                                                2003             2002            CHANGE
                                                ----             ----            ------
Cost of revenues
      Software (eTechLogix)                  $  57,450        $ 152,155        $ (94,705)
      Information Services (ImproveNet)        908,973                -          908,973
                                             ---------        ---------        ---------
Total                                        $ 966,423        $ 152,155        $ 814,268
                                             =========        =========        =========

SOFTWARE (ETECHLOGIX) COST OF REVENUE

     eTechLogix cost of revenues decreased to $57,450 for the six months ended June 30, 2003, from approximately $152,155 for the six months ended June 30, 2002. The decline in eTechLogix's cost of revenue is primarily a result of decrease in sales in the current year over the prior year reported period. Upon further evaluation, management has determined that variable costs associated with software revenue approximates twenty percent (20%) of revenues and has been applied in the second quarter to the first six months revenues (due to no allocation being made in the first quarter) as a cost of revenue from selling, general and administrative expenses, and will re-evaluate on a regular basis moving forward the allocation of variable costs of revenue.

INFORMATION SERVICES (IMPROVENET) COST OF REVENUE

     ImproveNet cost of revenue was approximately $908,973 for the six months ended June 30, 2003. No ImproveNet cost of revenue was included in the six months ended June 30, 2002 as the Merger occurred effective December 31, 2002. ImproveNet cost of revenue consists primarily of the cost of home improvement leads and the cost for the outsourced project service group, which is responsible for all phases of our proprietary matching services and includes our project advisors. Quarter over quarter cost of revenue declined due primarily to reductions in the costs of leads from partners such as Microsoft and Homestore. Improvements in cost of revenue quarter over quarter were achieved primarily from reducing the cost of lead acquisition in the service segment of our business and increased allocation of engineering staff to research and development.

SELLING, GENERAL AND ADMINISTRATIVE

     Our selling, general and administrative expenses increased to $844,015 for the six months ended June 30, 2003 from $476,318 for the six months ended June 30, 2002, an increase of $367,697 due primarily to the Improvenet acquisition.

     Our selling, general and administrative ("sg&a") expenses include payroll and related costs and travel, recruiting, professional and advisory services and other general expenses for our executive, sales, finance, legal, and human resource departments. The increase in our sg&a expense was primarily the result of the Merger effective December 31, 2002. The Merger resulted in increased headcount and increased costs for insurance, legal and accounting. Approximately $73,000 of liability to officers relating to pre-merger activity was written off this quarter directly reducing the total sg&a reported.

RESEARCH AND DEVELOPMENT

     Our research and development expenses increased to approximately $193,488 for the six months ended June 30, 2003 from approximately $40,704 for the six months ended June 30, 2002, an increase of $152,784.

     Our research and development costs include the payroll and related costs of our technology staff, other costs of Web site design and new technologies required to enhance the performance of our Web sites.

     The increase in research and development expenses in 2003 was primarily attributable to increased payroll and related costs and an increase in the usage of offshore development contractors improving the functionality and features of www.improvenet.com and working on integration and improvement of the eTechLogix products which management believes will benefit the Company.

MARKETING

     Upon further review management has determined separating marketing expenses out of selling, general & administrative is not appropriate. Marketing expenses will no longer be reported as a separate item and we will discontinue discussing changes in marketing expenses. Beginning in the third quarter, the Company anticipates bringing much of its marketing expenses internal as it has recently hired a vice president of marketing.

     Our marketing expense includes online and offline direct marketing and advertising, public relations and trade show expenses. Marketing expenses also include payroll and related costs, support staff expenses, travel costs and other general expenses of our marketing, professional services and partnership services departments.

     Marketing expense increases in the current quarter were primarily attributable to updating the corporate brochures and marketing material pertaining to the ImproveNet business and the improved and merged products with eTechLogix.

OTHER REVENUES (EXPENSES)

     During the period, our auditors have advised that the Extraordinary Gain from Relief of Debt reported separate in the first quarter should now be included in Other Revenues and Expenses. Including that item, other revenue increased to $109,480 for the six months ended June 30, 2003 from an expense of $55,495 for the six months ended June 30, 2002, an increase of $164,975 primarily due to the $103,876 relief of debt and a reduction in interest expense.

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                2003            2002            CHANGE
                                                                ----            ----            ------
OTHER REVENUES (EXPENSES)
      Interest income                                        $   3,269       $      71         $  3,198
      Interest expense and financing costs                      (6,965)        (68,898)          61,933
      Gain on disposal of property and equipment                     -          11,907          (11,907)
      Gain on Relief of Lease obligation                       103,876                          103,876
      Miscellaneous income                                       9,300           1,425            7,875
                                                             ---------       ---------         --------
                                                             $ 109,480       $ (55,495)        $164,975
                                                             =========       =========         ========

RELIEF OF DEBT

     The relief of debt recognized in the first quarter of $103,876 is attributable to a favorable settlement of a liability under a furniture lease agreement. While the settlement requires the Company to make installment payments not benefiting operations, the settlement positively impacted the reported results for the six month period ending June 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled approximately $252,568 at June 30, 2003, a decrease of $194,265 from $446,833 at December 31, 2002. The decrease was primarily due to the cash used in reducing finance obligations of the Company and the balance used in operating activities.

     Cash used in operating activities for the six months ended June 30, 2003 was $217,567, compared to cash used of $39,572 for the six months ended June 30, 2002. Cash used in operating activities in the current year first six months reflects the impact of the Merger and tender offer obligations as well as our net loss before depreciation, offset by changes in operating assets and liabilities.

     Cash used for investing activities was $22,104 for the six months ended June 30, 2003, and decreased $86,130 from cash provided of $64,026 for the six months ended June 30, 2002. In the first six months of 2003, the cash was used to purchase equipment and furniture, and the cash provided in the first six months of 2002 was primarily derived by the sale of property and equipment.

     Cash provided in financing activities was $45,406 in the six months ended June 30, 2003 and cash used in financing activities was $17,901 in the six months ended June 30, 2002, an increase of $63,307 due primarily to incurring new debt used in operations. The new debt is a $75,000 short-term note due in September.

     The Company anticipates increased year-over-year sales volume of their primary software products assuming the Company is successful in obtaining additional working capital to implement its sales and marketing program. The Company also anticipates increased revenues for the remainder of 2003 from the addition of the home improvement information services segment as revenues from this segment are not included in the prior year's results of operations.

     Our operating losses have limited our ability to obtain vendor credit or extended payment terms and bank financing on favorable terms; accordingly, we depend on our cash and cash equivalent balances to fund our operations.

     As a result of the Merger with ImproveNet, both revenue and operating expenses will increase significantly in 2003. Prior to the Merger, the ImproveNet business operated at a significant loss. The ImproveNet business has been moved from California to Arizona. During the first six months of 2003, significant resources were allocated to integration and improvement projects due to the merger of the ImproveNet business, negatively affecting results of eTechLogix's software sales operations. No assurances can be given that this will not continue in the future.

     Due to the significant level of current liabilities and the history of operating losses, there is no assurance that our available cash resources will be sufficient to meet our anticipated needs for operations and capital expenditures during the next 12 months. We have decreased sales and other operating expenditures, pending success in our planned capital offering or other additions to working capital. We need to raise additional funds in order to develop new and enhance existing services, to respond to competitive pressures, or to acquire complementary businesses, services or technologies. No assurances can be given that additional financing will be available on terms favorable to us, or at all.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have, as of a date within 90 days before the filing date of this six month report (the "Evaluation Date") evaluated the effectiveness of our "disclosure controls and procedures." Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission although desired improvements have been identified for implementation and additional review and analysis is ongoing. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. They include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We experienced a change in our Chief Financial Officer (CFO) effective August 1, 2003 due to our prior CFO accepting another career opportunity out of state and leaving in June 2003. Our new CFO, who was hired from outside the Company, assumed his position August 1, 2003.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of their last evaluation, although we have begun implementing additional controls aimed to improve the accounting and financial systems operations and control which include initiatives that will require additional working capital before they can be effectively implemented and integrated such as but not limited to priority of accounting integration tasks, adequacy of our accounting software to accommodate growth, and other system and process improvements including elimination of duplicate entry tasks, improvements in the billing and collection processes, and additional staffing requirements. The impact, positive or negative, of implementing or failure to implement these planned changes will not be known or realized until future periods.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations, and currently we are a party to several routine litigation matters that are incidental to our business. As of the date of this filing, we are engaged in legal proceedings that could materially affect our business should an adverse judgment be entered against us. One pending arbitration matter in Phoenix, Arizona involves First Systech International, Inc., a predecessor to Etech. This proceeding concerns the 1998 sale of an ERP software product to a client who is demanding a refund of the purchase price, and First Systech International is counterclaiming for the balance due on the contract plus additional work performed. Discovery is ongoing and the matter is set for hearing before an arbitration panel in October 2003. Should a third party in any of the ongoing litigation matters obtain a judgment against the Company or its subsidiary, it is unlikely the Company or its subsidiary would have sufficient working capital available to timely pay any such judgment. In addition, we have received preliminary information regarding possible erroneous cancellation of health insurance benefits for former employees under COBRA for which we may have potential liability.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

    EXHIBIT
     NUMBER                                                 DESCRIPTION OF DOCUMENT
     ------                                                 -----------------------
31.1              Certification of Jeffrey I. Rassas, Chief Executive Officer pursuant to Rule 13a-15 and 15d-15.(5) of the
                  Securities and Exchange Act of 1934, as amended.

31.2              Certification of Thomas A. Cifelli, Chief Financial Officer pursuant to Rule 13a-15 and 15d-15.(5) of the
                  Securities Exchange Act of 1934, as amended.

32.1              Certification of Jeffrey I. Rassas, Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley
                  Act of 2002
32.2              Certification of Thomas A. Cifelli, Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley
                  Act of 2002


(b)     Reports on Form 8-K

         - None filed for the quarter ending June 30, 2003.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed, August 18, 2003 on its behalf by the undersigned duly authorized.

                                                     IMPROVENET, INC.
                                                     (Registrant)

                                                     By:/s/ Jeffrey I. Rassas
                                                     ------------------------
                                                     Jeffrey I. Rassas
                                                     Co-Chairman and CEO

                                                     By:/s/ Thomas A. Cifelli
                                                     ------------------------
                                                     Thomas A. Cifelli
                                                     Chief Financial Officer

Date: August 18, 2003