Form 10QSB
period 2003-09-30
IMPROVENET INC
filed 2003-11-14
CIK 1043561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-QSB

(Mark One)

      [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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

                                -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

The number of shares outstanding of the registrant's common stock, $.001 par value, was 39,210,315 as of November 13, 2003.

                                ImproveNet, Inc.

                                   Form 10-QSB

                    For the Quarter Ended September 30, 2003

                                Table of Contents

PART I - FINANCIAL INFORMATION

Item 1  Financial Statements:

        Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and
        December 31, 2002.......................................................      1

        Consolidated Statements of Operations for the three and nine months
        ended September 30, 2003 and 2002 (Unaudited)...........................      2

        Consolidated Statements of Cash Flows for the nine months
        ended September 30, 2003 and 2002 (Unaudited)...........................      3

        Notes to Unaudited Consolidated Financial Statements....................      5

Item 2  Management's Discussion and Analysis or Plan of Operation...............      7

Item 3  Controls and Procedures.................................................     13

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.......................................................     14

Item 2  Changes in Securities and Use of Proceeds...............................     14

Item 3  Defaults Upon Senior Securities.........................................     14

Item 4  Submission of Matters to a Vote of Security Holders.....................     14

Item 5  Other Information.......................................................     14

Item 6  Exhibits and Reports on Form 8-K........................................     14

SIGNATURES......................................................................     15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                IMPROVENET, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                              SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                                                              ------------------   -----------------
Current Assets:                                                                  (unaudited)
  Cash and cash equivalents                                                      $   115,224          $   446,833
  Accounts receivable, net                                                           401,193              329,657
  Receivable from stock transfer agent                                                    --              594,715
  Other receivables                                                                       --                1,000
  Prepaid expenses                                                                    74,438               55,054
  Costs and estimated earnings in excess of billings
   on uncompleted software contracts                                                      --                4,100
                                                                                 -----------          -----------
   Total Current Assets                                                              590,855            1,431,359
                                                                                 -----------          -----------
Property and equipment, net                                                          120,342              157,994
                                                                                 -----------          -----------

   Total Assets                                                                  $   711,197          $ 1,589,353
                                                                                 ===========          ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Notes payable - current portion                                                $    80,000          $    12,592
  Obligations under capital leases - current portion                                   6,925               15,843
  Line of credit                                                                      66,370               77,755
  Accounts payable                                                                   324,207              221,096
  Accrued compensation                                                                 5,155              194,082
  Accrued customer claims                                                            137,080              137,080
  Accrued furniture lease buyout - current portion                                    60,000              216,376
  Accrued merger and tender offer redemption liabilities                                  --            2,378,029
  Deferred revenue                                                                    18,200               35,958
  Billings in excess of costs on uncompleted software contracts                           --               89,250
  Other liabilities and accrued expenses                                             195,520               23,453
                                                                                 -----------          -----------
   Total Current Liabilities                                                         893,457            3,401,514
Long-Term Liabilities:
  Notes payable -  long-term portion                                                      --                  605
  Obligations under capital leases - long-term portion                                24,860               26,275
  Accrued furniture lease buyout - long-term portion                                  22,500                   --
                                                                                 -----------          -----------
   Total Liabilities                                                                 940,817            3,428,394
                                                                                 -----------          -----------
  Common Stock, $.001 par value, 100,000,000 shares authorized,
   39,210,315 and 53,124,290 shares outstanding at
   September 30, 2003 and December 31, 2002, respectively                             53,124               53,124
  Additional paid-in capital                                                         482,570              482,570
  Accumulated deficit                                                               (765,314)            (412,794)
                                                                                 -----------          -----------
                                                                                    (229,620)             122,900
  Less: Treasury stock subscribed, at cost, underlying 13,913,975 shares                  --           (1,961,941)
                                                                                 -----------          -----------
   Total Stockholders' Deficit                                                      (229,620)          (1,839,041)
                                                                                 -----------          -----------
   Total Liabilities and Stockholders' Equity                                    $   711,197          $ 1,589,353
                                                                                 ===========          ===========


   See accompanying notes to the unaudited consolidated financial statements.

                                IMPROVENET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                       -------------      -------------      -------------      -------------
                                                           2003               2002               2003               2002
                                                           ----               ----               ----               ----
Revenues                                               $    877,276       $    147,487       $  2,525,823       $    731,385
Cost of Revenues                                            466,506             42,516          1,432,929            194,671
                                                       ------------       ------------       ------------       ------------

Gross Profit                                                410,770            104,971          1,092,894            536,714

Selling, General and Administrative Expenses                419,365            151,204          1,263,380            627,522
Research and Development Expenses                            92,928             22,226            286,416             68,976

Loss from Operations                                       (101,523)           (68,459)          (456,902)          (159,784)

Other Revenues (Expenses)
Interest income                                                 278                 36              3,548                107
Interest expense and financing costs                         (2,798)            (5,235)            (9,763)           (74,133)
Gain (loss) on disposal of property and equipment                --            (63,202)                --            (51,295)
Relief of Debt                                                   --                 --            103,876                 --
Miscellaneous income                                         (2,579)            16,466              6,721             17,891
                                                       ------------       ------------       ------------       ------------

Loss from Operations                                       (106,622)          (120,394)          (352,520)          (267,214)

Benefit for Income Taxes                                         --                 --                 --                 --
                                                       ------------       ------------       ------------       ------------

Net Loss                                               $   (106,622)      $   (120,394)      $   (352,520)      $   (267,214)
                                                       ============       ============       ============       ============

LOSS PER SHARE - BASIC AND DILUTED

Net loss per common share                              $      (0.00)      $      (0.01)      $      (0.01)      $      (0.01)
                                                       ============       ============       ============       ============

Weighted average common shares; basic and diluted        39,210,315         20,000,000         39,210,315         20,000,000
                                                       ============       ============       ============       ============



 See the accompanying notes to the unaudited consolidated financial statements.

                                IMPROVENET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                   2003              2002
                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $  (352,520)      $  (267,214)

  Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                                    59,756            70,653
   Relief of Debt                                                 (103,876)               --
   Treasury stock subscribed                                     1,961,941                --
   Loss on disposal of property and equipment                           --            51,295
   Accrued interest added to note payable                            5,000                --
  Changes in:
   Accounts receivable, net                                        (71,536)          (48,122)
   Other receivables                                                 1,000                --
   Income tax refund receivable                                         --           134,180
   Receivable from stock transfer agent                            594,715                --
   Other current assets                                                             (302,090)
   Costs and estimated earnings in excess of billings
        on uncompleted contracts                                     4,100                --
   Prepaid expenses                                                (19,384)
   Accounts payable                                                103,111            83,444
   Accrued compensation                                           (188,927)            1,000
   Accrued merger and tender offer redemption liabilities       (2,378,029)               --
   Other liabilities and accrued expenses                          172,067            36,121
   Accrued furniture lease buyout                                  (30,000)               --
   Billings and estimated earnings in excess of costs
        on uncompleted contracts                                   (89,250)               --
   Deferred revenue                                                (17,758)          (20,500)
                                                               -----------       -----------
  Net cash used in continuing operations                          (349,590)         (261,233)
                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                        (22,104)           (1,372)
                                                               -----------       -----------
  Net cash used in investing activities                            (22,104)           (1,372)
                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debt                                                (13,197)          (10,651)
  Repayment of capital leases                                      (10,333)          (10,264)
  Proceeds from debt incurred                                       75,000           250,000
  Line of credit, net                                              (11,385)            5,000
                                                               -----------       -----------
  Net cash provided by financing activities                         40,085           234,085
                                                               -----------       -----------

Net increase (decrease) in cash and cash equivalents              (331,609)          (28,520)
Cash and cash equivalents, beginning of period                     446,833            31,630
                                                               -----------       -----------
Cash and cash equivalents, end of period                       $   115,224       $     3,110
                                                               ===========       ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Interest paid                                                $     9,913       $    51,703
                                                               ===========       ===========
  Income taxes paid                                            $        --       $        --
                                                               ===========       ===========
  Non-Cash Activity:
  Conversion of related party note to stock                    $        --       $    12,000
                                                               ===========       ===========
  Assumption of notes payable on related party auto            $        --       $    78,246
                                                               ===========       ===========
  Reclassification of capital lease liability                  $        --       $   181,262
                                                               ===========       ===========

    See accompanying notes to the unaudited consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

         ImproveNet, Inc., a Delaware corporation ("ImproveNet" or "Company"), operates in two business segments:

         SOFTWARE - the Company licenses, installs and maintains its proprietary e-commerce software products to companies primarily operating in the Building Materials Industry (BMI). The software segment consists primarily of products developed by eTechLogix, and custom development projects for third parties.

         INFORMATION SERVICES - under the brand "ImproveNet" through its website www.improvenet.com this service provides a source of contractor matching for homeowners doing home remodeling nationwide. It also provides design and information resources for homeowners, contractors and suppliers.

         COMBINED DIVISIONS OPERATIONAL MISSION

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

         FINANCIAL REPORTING

         The unaudited consolidated balance sheet as of September 30, 2003 and the related unaudited consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002, and unaudited cash flows for the nine months ended September 30, 2003 and 2002 presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consisted of normal recurring items and the elimination of all significant inter-company balances, transactions and stock holdings.

         These interim consolidated financial statements should be read in conjunction with the Company's December 31, 2002, Annual Report on Form 10-KSB, and the Company's Quarterly Reports on Form 10-QSB/A for March 31, 2003 and June 30, 2003. Interim results are not necessarily indicative of results for a full year.

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

         LOSS PER SHARE

         Basic loss per share of common stock was computed by dividing net loss by the weighted average number of shares outstanding of common stock.

                                                    THREE MONTHS ENDED, SEPTEMBER 30,       NINE MONTHS ENDED, SEPTEMBER 30,
                                                    ---------------------------------       --------------------------------
                                                        2003                2002                2003                2002
                                                        ----                ----                ----                ----
Numerator:
Net loss attributable to common stockholders        $   (106,622)       $   (120,394)       $   (352,520)       $   (267,214)
                                                    ------------        ------------        ------------        ------------
Denominator:
Weighted average common shares                        39,210,315          20,000,000          39,210,315          20,000,000
Denominator for basic and diluted calculation         39,210,315          20,000,000          39,210,315          20,000,000
                                                    ------------        ------------        ------------        ------------
Basic and diluted net loss per common share         $      (0.00)       $      (0.01)       $      (0.01)       $      (0.01)
                                                    ============        ============        ============        ============

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. These dilutive securities include approximately 1,768,889 issued and outstanding stock options to prior and current employees and directors with exercise prices ranging from $.05 to $.25, of which 481,114 are vested. There are also 1,850,000 outstanding warrants to purchase stock at from $.10 to $.25 per share issued, with 1,500,000 at $.15 scheduled to expire December 23, 2004 , another 200,000 at $.10 per share scheduled to expire June 27, 2005, and the remaining 150,000 at $.25 scheduled to expire September 25, 2005.

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. In general, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company's consolidated financial position or disclosures.

         RECLASSIFICATIONS

         Certain reclassifications were made in the September 30, 2002 financial statements to conform to the September 30, 2003 classifications.

NOTE 2 - STOCK OPTIONS

         The company has adopted FAS No. 123, "Accounting for Stock-Based Compensation". Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The company has adopted the disclosure-only provisions, as permitted by FAS No. 123. The company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, there is no related compensation expense recorded in the Company's financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the three and nine months ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts presented below:

                      THREE MONTHS ENDED, SEPTEMBER 30,     NINE MONTHS ENDED, SEPTEMBER 30,
                      ---------------------------------     --------------------------------
                           2003               2002               2003               2002
                           ----               ----               ----               ----
Net Loss:
As reported            $  (106,622)       $  (120,394)       $  (352,520)       $  (267,214)
                       -----------        -----------        -----------        -----------
 Pro Forma                (106,622)          (120,394)          (352,520)          (267,214)

 Loss Per Share:
     As Reported             (0.00)             (0.01)             (0.01)             (0.01)
                       -----------        -----------        -----------        -----------
    Pro Forma          $     (0.00)       $     (0.01)       $     (0.01)       $     (0.01)
                       ===========        ===========        ===========        ===========


         The fair value of the 1,030,000 option grants during the nine months ended September 30, 2003 (inclusive of the 430,000 issued in the quarter ending September 30, 2003) is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of two (2) years, risk-free interest rates of four percent (4%), volatility at 139%, and a zero percent (0%) dividend yield. The option and warrant issuance during the periods are not reflected in the pro forma computation as deemed immaterial to reported performance due to vesting, pricing and other factors. Also see the "Recent Developments" footnote below.

NOTE 3 - INDUSTRY SEGMENT DATA

Information concerning revenues by industry segment follows (unaudited):

                                        THREE MONTHS ENDED, SEPTEMBER 30,        NINE MONTHS ENDED, SEPTEMBER 30,
                                        ---------------------------------        --------------------------------
                                                                       %                                        %
                                         2003           2002        CHANGE        2003           2002        CHANGE
                                         ----           ----        ------        ----           ----        ------
Revenues:
     eTechLogix software revenues     $  142,919     $  147,487       (3)%        430,186        731,385      (41)%
     ImproveNet service revenues         734,357             --         %       2,095,637             --         %
                                      ----------     ----------                ----------     ----------

Total revenues                        $  877,276     $  147,487      495%      $2,525,823     $  731,385      245%
                                      ==========     ==========                ==========     ==========



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

RECENT DEVELOPMENTS

UNSECURED CONVERTIBLE PROMISSORY NOTES

         Subsequent to September 30, 2003, the Company terminated its offering of convertible preferred stock, commenced on September 22, 2003, and approved subscriptions received from accredited investors for the issuance of $300,000 of the planned $500,000 of 8% unsecured convertible promissory notes, each with a maturity of December 15, 2005. Proceeds of $300,000 are currently held in escrow, subject to completion of remaining contingencies. The notes will accrue 8% interest per year payable quarterly. The principal of each note and all accrued but unpaid interest is convertible into shares of our common stock at the rate of 4 shares of common stock for each 1 dollar of debt represented by the notes. In addition, in connection with the $300,000 currently held in escrow, two-year warrants exercisable for the purchase collectively of 450,000 shares of our common stock at $.25 per share will be issued. Additional warrants may be issued in connection with additional subscriptions received and approved in meeting remaining contingencies. The notes and warrants will be issued pursuant to applicable exemptions from registration under state and federal securities laws, upon satisfaction of the remaining closing contingencies, which may not be met. There are no assurances given that the remaining contingencies will be satisfied to complete closing on any of the notes. Even with the transactions described above closing as anticipated, we have need for additional capital and are continuing our efforts to locate and raise additional capital.

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

         The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to sustain losses for the past two years and has negative working capital and negative net worth and is uncertain whether we will obtain needed additional working capital.

         The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company's ability to continue as a going concern.

ACQUISITION

         On December 23, 2002, eTech Acquisition, Inc., an Arizona corporation and wholly owned subsidiary of ImproveNet, merged with eTech. This Merger occurred pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated July 30, 2002. Under the terms of the Merger Agreement, eTech paid $500,000 to ImproveNet and incurred $19,000 in costs directly related to the Merger. At the time of the Merger, each outstanding share of eTech Common Stock, no par value per share, was converted into the right to receive and became exchangeable for 5,555.555556 shares of ImproveNet Common Stock, par value $.001 per share. A total of 35,417,750 shares of ImproveNet common stock were issued in the Merger to eleven (11) different shareholders of eTech. Through the Merger, the former directors, who were also shareholders, of eTech collectively received 30,310,740 shares of ImproveNet Common Stock and as a result, acquired control of the Company.

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

         The forward-looking information set forth in this Form 10-QSB is as of November 14, 2003, and ImproveNet, Inc. undertakes no duty to update this information. Should events occur subsequent to November 14, 2003 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov.

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

SOFTWARE SEGMENT - ETECHLOGIX

         The Company recognizes revenue in accordance with SOP 97-2, "Software Revenue Recognition." This SOP provides guidance on revenue recognition of software transactions. The Company recognizes revenue principally from the development and licensing of its software and from consulting and maintenance services rendered in connection with such development and licensing activities. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. The Company also derives revenue from the sale of third party hardware and software recognized based on the terms of each contract. Consulting revenue is recognized when the services are rendered. No revenue is recognized prior to obtaining a binding commitment from the customer.

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

MARKETING REVENUES:

         Marketing revenues include the sale of banner and other Web site advertisements and sponsorships. Currently marketing revenues are comprised of cash advertising. No such revenues have been earned in the reported period although historically they occurred and the Company anticipates they will again occur in the future.

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

         Deferred income taxes are provided for on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.

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

RESULTS OF OPERATION

REVENUES

         Our revenues increased to $2,525,823 for the nine months ended September 30, 2003 from $731,385 for the nine months ended September 30, 2002, an increase of $1,794,438 or 245%. The increase is primarily due to revenues from the ImproveNet business reported in the current period but not included in the prior period. Our revenues increased to $877,276 for the quarter ending September 30, 2003 compared with $147,487 for the year earlier period and from $840,897 for the quarter ending June 30, 2003.

         The following table and discussion highlights our revenues for the three and nine month periods ended September 30, 2003 and 2002:

                                        THREE MONTHS ENDED, SEPTEMBER 30,        NINE MONTHS ENDED, SEPTEMBER 30,
                                        ---------------------------------        --------------------------------
                                                                       %                                        %
                                         2003           2002        CHANGE        2003           2002        CHANGE
                                         ----           ----        ------        ----           ----        ------
Revenues:
     eTechLogix software revenues     $  142,919     $  147,487       (3)%        430,186        731,385      (41)%
     ImproveNet service revenues         734,357             --         %       2,095,637             --         %
                                      ----------     ----------                ----------     ----------
Total revenues                        $  877,276     $  147,487      495%      $2,525,823     $  731,385      245%
                                      ==========     ==========                ==========     ==========

SOFTWARE (ETECHLOGIX) REVENUES

         eTechLogix revenue decreased to $430,186 for the nine months ended September 30, 2003, from $731,385 for the nine months ended September 30, 2002, a decrease of 41%. The decrease in eTechLogix revenue resulted from a decrease in sales of the company's software products and consulting services.

INFORMATION SERVICES (IMPROVENET) REVENUES

         ImproveNet revenue was approximately $2,095,637 for the nine months ended September 30, 2003. No ImproveNet revenue was included in the nine months ended September 30, 2002 as the Merger occurred effective December 31, 2002. ImproveNet revenue consists almost entirely of service revenues from its contractor matching service.

OPERATING EXPENSES

COST OF REVENUES

         Cost of revenues increased to $1,432,929 for the nine months ended September 30, 2003 from $194,671 for the nine months ended September 30, 2002, an increase of $1,238,258. The increase is primarily due to cost of revenues from the newly acquired ImproveNet business.

         The following table and discussion highlights our cost of revenues for the nine months ended September 30, 2003 and 2002:

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                          2003                2002               CHANGE
                                                                      -----------         -----------         -----------
                  COST OF REVENUES
                            Software (eTechLogix)                     $    87,812         $   194,671         $  (106,859)
                            Information Services (ImproveNet)           1,345,117                  --         $ 1,345,117
                                                                      -----------         -----------         -----------
                  Total                                               $ 1,432,929         $   194,671         $ 1,238,258
                                                                      ===========         ===========         ===========

SOFTWARE (ETECHLOGIX) COST OF REVENUE

         eTechLogix cost of revenues decreased to $87,812 for the nine months ended September 30, 2003, from approximately $194,671 for the nine months ended September 30, 2002. The decline in eTechLogix's cost of revenue is primarily a result of decrease in sales in the current year over the prior year reported period.

INFORMATION SERVICES (IMPROVENET) COST OF REVENUE

         ImproveNet cost of revenue was $1,345,117 for the nine months ended September 30, 2003. No ImproveNet cost of revenue was included in the nine months ended September 30, 2002 as the Merger occurred effective December 31, 2002. ImproveNet cost of revenue consists primarily of the cost of home improvement leads and the cost for the outsourced project service group, which is responsible for all phases of our proprietary matching services and includes our project advisors.

SELLING, GENERAL AND ADMINISTRATIVE

         Our selling, general and administrative expenses increased to $1,263,380 for the nine months ended September 30, 2003 from $627,522 for the nine months ended September 30, 2002, an increase of $635,858 due primarily to the Improvenet acquisition.

         Our selling, general and administrative ("sg&a") expenses include payroll and related costs and travel, recruiting, professional and advisory services and other general expenses for our executive, sales, finance, legal, and human resource departments.

RESEARCH AND DEVELOPMENT

         Our research and development expenses increased to approximately $286,416 for the nine months ended September 30, 2003 from approximately $68,976 for the nine months ended September 30, 2002, an increase of $217,440.

         Our research and development costs include the payroll and related costs of our technology staff, other costs of Web site design and new technologies required to enhance the performance of our Web sites.

         The increase in research and development expenses in 2003 was primarily attributable to increased payroll and related costs improving the functionality and features of www.improvenet.com and working on integration and improvement of the eTechLogix software products which management believes will benefit the Company longer-term if it obtains additional working capital to implement its sales and marketing strategy for these products.

OTHER REVENUES (EXPENSES)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                         2003               2002              CHANGE
                                                                      ---------          ---------          ---------
         OTHER REVENUES (EXPENSES)
                   Interest income                                    $   3,548          $     107          $   3,441
                   Interest expense and financing costs                  (9,763)           (74,133)            64,370
                   Loss on disposal of property and equipment                --            (51,295)            51,295
                   Miscellaneous income                                   6,721             17,891            (11,170)
                                                                      ---------          ---------          ---------
                                                                      $     506          $(107,430)         $ 107,936
                                                                      =========          =========          =========


RELIEF OF DEBT

         The relief of debt recognized in the first quarter of $103,876 is attributable to a favorable settlement of a liability under a furniture lease agreement. While the settlement requires the Company to make installment payments not benefiting operations, the settlement positively impacted the reported results for the nine month period ending September 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled approximately $115,224 at September 30, 2003, a decrease of $331,609 from $446,833 at December 31, 2002. The decrease was primarily due to cash used in reducing indebtedness and in operating activities.

         Cash used in operating activities for the nine months ended September 30, 2003 was $349,590, compared to cash used of $261,233 for the nine months ended September 30, 2002. Cash used in operating activities in the current year first nine months reflects the impact of the Merger and tender offer obligations as well as our net loss before depreciation, offset by changes in operating assets and liabilities.

         Cash used for investing activities was $22,104 for the nine months ended September 30, 2003, an increase of $20,732 from cash used of $1,372 for the nine months ended September 30, 2002.

         Cash provided in financing activities was $40,085 in the nine months ended September 30, 2003 and cash provided in financing activities was $234,085 in the nine months ended September 30, 2002, an decrease of $194,000 due primarily to less new debt used in operations.

         Our operating losses have limited our ability to obtain vendor credit or extended payment terms and bank financing on favorable terms; accordingly, we depend on our cash and cash equivalent balances to fund our operations, supplemented by borrowings or other financing activity. Any negative impact on our cash or cash equivalents will directly impact both our ability to meet our short-term funding needs and our business operations.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have, as of a date within 90 days before the filing date of this nine month report (the "Evaluation Date") evaluated the effectiveness of our "disclosure controls and procedures." Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission although desired improvements have been identified for implementation and additional review and analysis is ongoing. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. They include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to deficiencies and material weaknesses, subsequent to the date of their last evaluation, although we have begun implementing additional controls aimed to improve the accounting and financial systems operations and control which include initiatives that will require additional working capital before they can be effectively implemented and integrated such as but not limited to priority of accounting integration tasks, adequacy of our accounting software to accommodate growth, and other system and process improvements including elimination of duplicate entry tasks, improvements in the billing and collection processes, and additional staffing requirements. The impact, positive or negative, of implementing or failure to implement these planned changes will not be known or realized until future periods.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, we may be involved in litigation relating to claims arising out of our operations, and currently we are a party to several routine litigation matters that are incidental to our business. As of the date of this filing, we are engaged in legal proceedings that could materially affect our business should an adverse judgment be entered against us. One pending arbitration matter in Phoenix, Arizona involves First Systech International, Inc., a predecessor to Etech. This proceeding concerns the 1998 sale of an ERP software product to a client who is demanding a refund of the purchase price, and First Systech International is counterclaiming for the balance due on the contract plus additional work performed and professional expenses of the litigation. The matter is before an arbitration panel. Should a third party in any of the ongoing litigation matters obtain a judgment against the Company or its subsidiary, it is unlikely the Company or its subsidiary would have sufficient working capital available to timely pay any such judgment. In addition, we have received preliminary information regarding possible erroneous cancellation of health insurance benefits for former employees under COBRA for which we may have potential liability.

ITEM 2. CHANGES IN SECURITIES

         During the three months ending September 30, 2003, 350,000 warrants to purchase common stock, and 430,000 employee stock options were issued. During the nine months ending September 30, 2003, 1,030,000 employee stock options and 350,000 warrants were issued. As of September 30, 2003, there were a total of 1,850,000 warrants outstanding and 1,768,889 stock options outstanding. The warrants are all vested, while 476,670 of the employee stock options are vested. Unvested options are subject to forfeiture.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5. OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------                           -----------------------
31.1     Certification of Jeffrey I. Rassas, Chief Executive Officer pursuant to
         Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15

31.2     Certification of Thomas A. Cifelli, Chief Financial Officer pursuant to
         Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15

32.1     Certification of Jeffrey I. Rassas, Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

32.2     Certification of Thomas A. Cifelli, Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002



(b)               Reports on Form 8-K

                  -        None filed for the quarter ending September 30, 2003.

SIGNATURES

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed, November 13, 2003 on its behalf by the undersigned duly authorized.

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

Date: November 13, 2003

                                 Exhibit Index

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------                           -----------------------
31.1     Certification of Jeffrey I. Rassas, Chief Executive Officer pursuant to
         Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15

31.2     Certification of Thomas A. Cifelli, Chief Financial Officer pursuant to
         Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15

32.1     Certification of Jeffrey I. Rassas, Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

32.2     Certification of Thomas A. Cifelli, Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002