Form 10KSB
period 2003-12-31
IMPROVENET INC
filed 2004-04-14
CIK 1043561

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-KSB
(MARK ONE)
   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.
                                   OR
   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.


                        COMMISSION FILE NUMBER 000-29927

                              --------------------

                                IMPROVENET, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      77-0452868
  -------------------------------                        ----------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification Number)

                         10799 N. 90TH STREET, SUITE 200
                            SCOTTSDALE, ARIZONA 85260
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (480) 346-0000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                     ---------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES |X|   NO |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     State issuer's revenues for its most recent fiscal year. $3,223,587.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on March 30, 2004 was approximately $1,000,000.00. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's common stock, $.001 par value, was 39,210,315 as of March 30, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE.
================================================================================

                                IMPROVENET, INC.

FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2003

INDEX
                                                                            PAGE

PART I

Item 1.   Description of Business ........................................    1
Item 2.   Description of Property ........................................   22
Item 3.   Legal Proceedings ..............................................   23
Item 4.   Submission of Matters to a Vote of Security Holders ............   23


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters .......   23
Item 6.   Management's Discussion and Analysis or Plan of Operation ......   24
Item 7.   Financial Statements ...........................................   31
Item 8.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure .....................................   32
Item 8A.  Controls and Procedures ........................................   32


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act ............   33
Item 10.  Executive Compensation .........................................   35
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters ...................   36
Item 12.  Certain Relationships and Related Transactions .................   37


PART IV

Item 13.  Exhibits and Reports on Form 8-K ...............................   37
Item 14.  Controls and Procedures ........................................   37


SIGNATURES ...............................................................   38

SUBSEQUENT EVENTS

         Our customer service and operations for the service provider matching service are performed under terms of a services agreement with a Canadian corporation in Nova Scotia, Canada which provides for termination without cause upon 180 days notice by the Canadian corporation. In January 2004, the Canadian corporation provided written notice to us of termination of the services agreement. We have staffed our Scottsdale, Arizona offices for the customer service and operations for the service provider matching service. In late March 2004, the transition of our customer service and operations was made to our Scottsdale, Arizona offices. It is unclear if the transition has been implemented smoothly or if the customer service and operations will be performed adequately in the new location. There is an element of goodwill associated with the customer relationship aspect of the customer service center and it is unclear if this will be maintained through this transition. We have experienced some disruption in customer support, collections of accounts receivable and revenues.


RECENT DEVELOPMENTS

         In December 2003, we completed a private placement of $400,000 of 8% unsecured convertible promissory notes, each with a maturity of December 15, 2005, issued to a limited group of accredited investors. The issuance was made under applicable registration exemptions from both state and federal securities laws including section 4(2) of the Securities Act of 1933.

         The notes will accrue 8% interest per year payable quarterly commencing March 15, 2004. The principal of each note and all accrued but unpaid interest is convertible into shares of our common stock at the rate of five shares for each one dollar of debt represented by each note. Proceeds received from the issuance of the notes are being used for working capital and general corporate purposes. In addition, approved finders of the participating accredited investors were collectively issued warrants to purchase 520,000 shares of the Company's common stock. The warrants were also issued under applicable registration exemptions from both state and federal securities laws including section 4(2) of the Securities Act of 1933.


SPECIAL NOTE REGARDING FINANCIAL RESULTS RELATIVE TO THE BUSINESS OF THE ISSUER

         As a result of the Merger which occurred late in 2002, eTechLogix is deemed to be the "acquiring" entity and ImproveNet the "acquired" entity for accounting and financial reporting purposes. The financial reporting in the report on Form 10-KSB for year 2002 primarily and almost exclusively reflected only the activity of eTechLogix, the Company's wholly owned subsidiary, during the designated periods. However, the report on Form 10-KSB for year 2003 reflects the activity of both eTechLogix, and the parent company ImproveNet. The activities of eTechLogix comprise sales of the business management software and of the offerings to the manufacturers and distributors in the building materials industry. The primary activities of ImproveNet include the service provider matching services and marketing services. The activities of ImproveNet are a major focus for us and the service provider matching services of ImproveNet are the primary revenue-generating component of the combined businesses of ImproveNet and eTechLogix. ImproveNet and eTechLogix will together be referred to as the "Company".


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

         On June 10, 2002 we entered into a letter of intent with eTechLogix which outlined the substantive terms of an agreement and plan of merger involving the companies. The resulting Merger Agreement was entered into on July 30, 2002. On December 23, 2002, eTechLogix became our wholly-owned subsidiary by way of a merger of a newly created and wholly owned subsidiary, Etech Acquisition, Inc., with and into eTechLogix pursuant to terms of the Merger Agreement. With regard to ImproveNet, it was anticipated that as a result of the merger our stockholders would be offered a share buyback at a price to be finalized on or before the closing that would represent a premium over what they would receive upon a liquidation and dissolution of the company.

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

     o The combination of eTechLogix with ImproveNet will create a combined company with access to strategic relationships not currently available to eTechLogix with companies in the building materials industry which could become key business partners.

     o eTechLogix has developed intellectual property which it has marketed under the brand name Smart FusionSM to manufacturers and distributors in the building materials industry. The combination with ImproveNet will enable the combined company to market this intellectual property to consumers and contractors as well as distributors and manufacturers.

     o eTechLogix has developed intellectual property, marketed under the brand name of SmartDistributorSM, that has been designed to meet the specific needs of distributors and contractors. The board of eTechLogix believes that the combination of eTechLogix and ImproveNet will enable the combined company to generate additional revenue by marketing the software to new potential customers to whom the combined company will have access as a result of the operations of ImproveNet.

     o eTechLogix was a privately held company. The board of eTechLogix believed that the combined company, by continuing to file reports with the SEC and remaining a public company, will be better positioned to raise additional capital under current market conditions than is eTechLogix as a private company.

     o Since the combined company will be a public reporting company, eTechLogix believes that the combined company may be able to utilize its stock to make strategic acquisitions, something which is more difficult for eTechLogix to do as a privately held company.


BUSINESS OF ISSUER

         ImproveNet, Inc. is a nationally recognized provider of home improvement services. There are two major categories of home improvement services. The first category is service provider matching services and marketing services, and the second, offered through our wholly-owned subsidiary eTechLogix, is as a developer of and marketer of Enterprise Commerce Management ("ECM") software sold under the product servicemark of Smart FusionSM for the Building Materials Industry ("BMI"), which is segmented into many vertical markets.


SERVICE PROVIDER MATCHING SERVICES

         Our service provider matching service is the process by which homeowners are matched to our network of pre-screened ImproveNet contractors. This was the core business model upon which the Company was founded and has been the primary source of our revenue. Since its inception, we have invested quite heavily in establishing a pool of national remodeling contractors. We consider this to be the core of our business and we anticipate the major portion of the Company's resources and efforts in the foreseeable future will be devoted to further this service.


MARKETING SERVICES

         We provide advertising and marketing services on behalf of home improvement suppliers and marketing programs for building materials manufacturers, distributors, contractors and trade professionals, as well as other companies who wish to communicate to our consumer and service provider audiences. We also provide content and on-line tools on behalf of companies to assist them in serving their own customers on-line.


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


INDUSTRY BACKGROUND

THE HOME IMPROVEMENT INDUSTRY

         According to the United States Census Bureau, there were an estimated 122 million housing units in the United States of America as of the second quarter of 2001. Approximately 107 million housing units were occupied: 73 million by owners and 34 million by renters. Expenditures for improvements and repairs of residential properties in the second quarter 2001, the most recently reported period were at a seasonally adjusted annual rate of $256.3 billion, divided 77% on larger discretionary projects and 23% for maintenance and repair projects. According to the "Improving America's Housing" study from the Joint Center for Housing Studies at Harvard University, the residential remodeling industry accounts for about 2% of gross domestic product.

         The participants in the home improvement market include homeowners, service providers, manufacturers, distributors, and suppliers of home improvement products. These participants face distinct challenges in meeting their objectives.

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


BUSINESS OBJECTIVES AND STRATEGIES

THE IMPROVENET STRATEGY

         ImproveNet's strategy is to become one of America's premiere building materials services company. The key elements of our strategy are:

DELIVER A SATISFYING HOME IMPROVEMENT PROJECT EXPERIENCE FOR HOMEOWNERS, SERVICE PROVIDERS AND SUPPLIERS

         The core of our strategy is to make it easy for homeowners, service providers, and suppliers to work together effectively throughout the entire home improvement project experience to deliver a successful result for all of the participants. Our focus on identifying homeowners that are highly interested in undertaking and completing a home improvement project and screened service providers interested in providing such services, in addition to providing homeowners quick and easy access to information on service providers and improved project support allows us to change the current approach and execution of a home improvement project.

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

     o Strengthen the size and capabilities of our network of service providers;

     o Strengthen our relationships with suppliers through enhanced co-branded opportunities and highly targeted advertising products; and

     o Strengthen and improve the business management software solutions and marketing programs we offer to manufacturers and distributors in the BMI.


         We believe that achieving these goals will improve the level of professionalism and reliability among service providers as well as the perception of the home improvement industry in general.


ATTRACTING MORE SCREENED SERVICE PROVIDERS TO OUR NETWORK

         We continue our efforts to develop and implement initiatives that will result in additional screened service providers participating in our network by:
o Upgrading and improving our Web based content to create better quality home improvement jobs;

     o Increasing participation by interested, responsive and screened service providers;

     o Offering tools and incentives to help ImproveNet service providers compete more successfully;

     o Developing tracking systems and procedures to identify wins that are not reported to us by either the service provider or the homeowner; and

     o Initiating service provider recruitment programs to increase participation in our network by utilizing call center operations.


         We have invested heavily in the development of content design tools and services and have refined our submission process to increase the quality of the homeowner experience and the quality and number of jobs submitted. We have also invested in a more highly targeted matching program, increasing the project-types from 28 broad categories to more than 50 specific home improvement project types. This action should permit us to more closely match prospective service providers to each specific home improvement project lead we receive. Again, we require each homeowner to evaluate, on his own, the prospective service providers identified before selecting one for his home improvement project.


COMMERCIAL RELATIONSHIPS WITH SUPPLIERS OF HOME IMPROVEMENT PRODUCTS, SERVICES AND RELATED HOME SERVICES

         For businesses selling to remodeling contractors, ImproveNet provides marketing and loyalty solutions to its service provider network. The network has approximately 27,000 professionals representing, by our estimates, approximately $10 billion in annual product and services purchases. The number of service providers that actually receive leads each month is dependent upon the number of home improvement project leads submitted to us and the type of work required for each project submitted. The number of service providers receiving leads from us in any given month is less than the total number of those service providers actually enrolled in our network. Through electronic communications tools such as pager, e-mail, and ImproveNetPRO.com we can deliver a targeted personalized marketing campaign on behalf of manufacturers, retailers and other service and product providers to our network. In addition, we can supply co-branded content and services to enhance their Internet offering.


BUSINESS MANAGEMENT SOLUTIONS AND MARKETING PROGRAMS FOR THE BUILDING MATERIALS INDUSTRIES

         We recognize the tremendous untapped need within the BMI for technology solutions to solve critical business needs. The Company's strategy for success is to:

     o Target the BMI one vertical segment at a time such as, WND, roofing, plumbing, lumber, etc., providing a highly targeted solution;

     o Continually develop and possess an extensive knowledge base of the vertical market served that is equal to the customer's and unsurpassed by the competition;

     o Develop and market the best web-based solutions that solve pervasive, urgent problems for customers;

     o Ensure seamless integration to the BMI supply chain from end user to manufacturer, enabling companies to leverage their existing IT Infrastructure investment;

     o Define a specific niche market segment utilizing a direct sales model, while leveraging vertical partnerships to penetrate enterprise customers;

     o Deliver customer-driven value propositions based on deep domain experience and understanding of our target market;

     o Maintain technological expertise and competitive advantage to deliver open solutions that are "Pure Internet"; and

     o Create options for significant expansion (geographically, vertically and with new products).

     o Leverage existing relationships and favorable cost and expense structure with companies in India and Bangladesh for continued research and development of business management software, e-commerce and e-distribution technology solutions.


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

         Our solution offers the following benefits:

         For Homeowners:
         ---------------

          o ONLINE PROJECT PLANNING ASSISTANCE. We believe our online services, including our product showcase, our design gallery and our planning and estimating tools, provide answers to homeowners' diverse questions and needs regarding home improvement and repairs. Our Web site allows each homeowner to generate ideas from the product showcase and design gallery and access the personal project folder, an archive of previous product ideas. In addition, we offer homeowners the ability to search for home improvement services and to plan their current projects using our interactive planning tools.

          o ACCESS TO QUALITY SERVICE PROVIDERS. ImproveNet has built a network of qualified service providers covering most US markets and home improvement trade categories. Our screening process is designed to identify high quality service providers in each local market nationwide. To pass our screening criteria, a service provider must have been in business for a minimum of three (3) years, have no adverse legal or credit actions against it, appropriate general liability insurance and the appropriate licenses (if required by law), and no significant negative references from customers or other service providers. By creating a national network of screened service providers, we improve the likelihood that homeowners who contact us will hire qualified, experienced and reputable service providers.

          o CONVENIENT AND COST EFFECTIVE SERVICES. We choose the service providers by matching their geographical, job type and job size preferences, with the homeowner's job specification. We encourage the selected service providers to contact the homeowner directly to discuss the job in detail within 48 hours. Our matching process typically provides more than one service provider, creating a competitive marketplace for their home improvement bid.

         For ImproveNet Service Providers:
         ---------------------------------

          o QUALITY JOB LEADS. Service providers who receive leads through our proprietary matching service benefit from the likelihood that the homeowner's interest is real and that the potential project is correctly characterized. In addition, service providers give us geographic, job type and job size preferences, which enable us to match the jobs that meet their preferences and expertise. Service providers can change their preferences at any time to reflect their changing needs and circumstances. Through our ImproveNetPro.com website, we communicate job leads in near real-time to the selected service providers.

          o COMPETITIVE DIFFERENTIATION. We believe service providers can differentiate themselves from their competitors by successfully completing our proprietary screening process and joining our network. Approximately 50% of the service providers that we have screened meet our selection standards of professionalism and reliability. Currently, we have approximately 27,000 eligible service providers in our network who may receive qualified job leads from us.

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

         For Manufacturers, Distributors, and Suppliers Of Home Improvement
         ------------------------------------------------------------------
         Products:
         ---------

          o TARGETED ADVERTISING TO HOMEOWNERS. ImproveNet.com is designed to attract visitors who are focused on remodeling, repairing and maintaining their homes. We believe that this audience is a valuable target for suppliers of home improvement products and services. Co-branding programs surrounding content and site integration allow these suppliers to target their message more efficiently and cost-effectively to a highly responsive and focused audience

          o CO-BRANDED WEB SITES. We offer suppliers the opportunity to place our content and services on their own Web sites or link to co-branded Web sites, without having to expend development time or resources. These co-branded Web sites allow suppliers to offer our content and services to their customers. In many of these arrangements, the suppliers' share in the revenues from jobs referred through their site or the co-branded Web site.

          o LEAD GENERATION PROGRAMS. From our targeted advertising to homeowners, we generate targeted leads for suppliers of home improvement products and services as well as service providers.

          o CHANNEL MARKETING SOLUTIONS. We offer a channel marketing solution that allows manufacturers and distributors entree to a $1.3B+ annual renovation and remodeling market. This channel marketing solution has our wholly-owned subsidiary's SmartFusionSM configuration, ecommerce and cataloging software on the backend making it easier for contractors to buy building materials and products from their favorite manufacturers and distributors. This program also allows manufacturers and distributors to build and reinforce their brand, provide discount, rebate and other types of incentives, and allows them to market and sell directly into a market rich with contractors and homeowners who are spending over $2M dollars per day on remodeling and renovation projects and processing their requests through our site(s). In addition, the communications between our customer service center representatives and homeowners and service providers who utilize our service provider matching services offers a personal touch that can help to enhance the effectiveness of the channel marketing solution.

          o ECOMMERCE SOFTWARE SOLUTIONS. Initially targeted for the window and door manufacturers and distributors, our Smart FusionSM ("SF") provides WND manufacturers with an efficient, easy to deploy and manage, sales oriented eCommerce solution. SF is a fully developed product that integrates seamlessly into any enterprise back office (ERP, CRM) system, allowing Application-to-Application (A2A) capability throughout the entire supply chain. An order placed through SF automatically updates the back-office system without additional input, eliminating errors and reducing order-processing time. SF is scalable to meet the needs of any size company, whether the volume is 10 or 100,000 orders per day, enabling manufacturers to sell off-the-shelf, standard products, as well as complex configurable products and services. SF proves the concept of "mass-customization," completely automating the transaction process, with orders placed based on individual options and specifications. Customers can access a manufacturer's eCommerce site to check availability, evaluate options and obtain pricing in real-time, eliminating delays and errors in the ordering process. They can define a virtually unlimited number of applicable options such as size, model, configurable components and services.

          o EDISTRIBUTION SOFTWARE SOLUTIONS. We recognize that WND distributors required an integrated back-office solution to facilitate eCommerce as well. Therefore, we developed SmartDistributorSM , a comprehensive web-based ERP solution designed specifically to meet the needs of wholesale distributors. It includes: Order Entry, Purchasing (procurement), Inventory Management, Accounts Receivable and Payable, General Ledger, Sales Analysis. It also fully integrates to ETechLogix's SF. Modules are highly open and scalable for communications to other eBusiness products as well as future growth. All applications are fully written in Pure Java and Enhanced Java Beans (EJB) with Oracle or SQL as the back end databases and are fully web enabled. Modules are designed specifically for BMI and allow multi-location distributors to conduct business over a private network or the Internet. Functional security has been provided throughout the product for control and eligibility.

         COMPLEMENTARY SERVICE PROVIDERS

         From our targeted advertising to homeowners, we also generate leads for complement services such as home equity financing, and home improvement design planning.

         Our key service offerings and capabilities include:


PRODUCTS AND SERVICES

         FOR HOMEOWNERS

IMPROVENET.COM

         Our consumer Web site, www.ImproveNet.com, enables homeowners to browse, free of charge, pages of ideas and information for use in their home improvement projects and to use our project tools to help them better understand their home improvement project. Our design gallery on our Web site www.ImproveNet.com features color images of the work of leading architects and designers. For most designs, we provide images, comments from both the designer and our editors and a detailed list of products used in the design. Our product showcase on ImproveNet.com contains images of a full range of more than 5,000 distinct home improvement products and includes brands such as Armstrong, DuPont, General Electric Appliances, Owens Corning, Price-Pfister, Masco's KraftMaid and Merrillat. Our eight interactive estimators designed to assist homeowners through the planning and budgeting stage of the home improvement process allow homeowners to calculate prices for a project based on parameters such as physical dimensions, styles and the homeowner's location.

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

IMPROVENET'S NETWORK OF SERVICE PROVIDERS

         ImproveNet has built a network of screened service providers covering most U.S. markets and home improvement trade categories. Approximately 27,000 are enrolled in our network. The number of service providers that actually receive leads each month is dependent upon the number of home improvement project leads submitted to us and the type of work required for each project submitted. The number of service providers receiving leads from us in any given month is less than the total number of those service providers actually enrolled in our network. Service Providers join our network by coming directly to our Web site and completing an application and consenting to and undergoing our screening process. In addition, we recruit service providers via direct telemarketing activities. In order to qualify to participate, a service provider must maintain a clear credit history and have no legal judgments for at least three years. They must also provide proof of insurance and valid professional licenses in those jurisdictions that require such licenses. Finally, they must maintain good references with the consumers and suppliers from whom we receive feedback. We offer no warranty or guaranty of the work of any service provider and serve only to identify contractors that meet our screening criteria. Each homeowner must make his own decision regarding the hiring of any service provider.

         We believe that these qualifications make ImproveNet's service providers more likely to deliver quality professional work to our customers. We also believe that ImproveNet service providers are more likely to be successful, making them highly attractive customers for our home improvement supplier partners.


IMPROVENET'S MATCHING SERVICES

         We offer homeowners through our network an opportunity to submit to us a home improvement project that we match with local service providers, who want to bid on the project. Homeowners who are starting home improvement projects begin the process by clicking on our homepage links to "Find a Contractor" or "Find a Designer" and are then asked to complete a brief project request form that specifies the type of job the homeowner desires.

         Our proprietary matching service uses the homeowner's project description to select the ImproveNet service providers in the homeowner's geographic area that do the type of work required by the project description. We deliver job leads to selected service providers by email or by posting the leads on ImproveNetPro.com. Currently, we have approximately 27,000 eligible service providers in our network who have indicated an interest in continuing to receive qualified job leads from us. The interested service providers who first contact us get the opportunity to bid on the project. We allow up to four service providers to be matched to each project depending upon the project size and type.

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


         FOR SERVICE PROVIDERS, CONTRACTORS AND BUILDERS

         A. SERVICES

SERVICE PROVIDER MATCHING SERVICES

         With one of the most robust web-based matching services for professional builders, general and remodeling contractors available in the market, we have over 350,000 registered contactors in our national network. Over 27,000 of them are activated in our Membership Program. The number of service providers that actually receive leads each month is dependent upon the number of home improvement project leads submitted to us and the type of work required for each project submitted. The number of service providers receiving leads from us in any given month is less than the total number of those service providers actually enrolled in our network. This elite group of trade professionals receives over 10,000 renovation and home improvement project leads each month that have been qualified by our highly skilled, professional staffed customer service center located in Canada.

         Leads are qualified and opened daily by our highly-skilled customer service center staff, some of whom are former trade professionals and contractors themselves. We qualify these leads to ensure they are authentic and reliable, and so we don't waste time of contractors participating in our Membership Program. Better leads equal more work for participating contractors, and an expected increase in revenues.


IMPROVENETPRO.COM

         Our commercial Web site, www.ImproveNetPro.com, provides new or enhanced services to our service providers. ImproveNetPro.com allows us to communicate in near real-time with participating service providers who are online. ImproveNetPro.com provides our contractors, architects and designers with immediate access to new job postings. Once a service provider enters the password-protected section of ImproveNetPro.com, he or she is immediately presented with the status of new jobs available to the service provider that matches their location, preferences and expertise. ImproveNetPro.com also has information similar to our consumer design gallery and product showcase to help our service providers be better informed. Finally, ImproveNetPro.com includes supplier information and special offers or products and services that are relevant to their business. We believe that ImproveNetPro.com assists us to enhance the loyalty of our contractors, architects and designers.


CUSTOMER SERVICE AND OPERATION FUNCTIONS

         All of our customer service and operation functions for homeowners and service providers regarding the service provider matching services have been relocated in-house to our headquarters in Scottsdale, Arizona. The functions performed in Scottsdale include (i) receipt and processing of homeowner projects leads, (ii) verification of homeowner project leads, (iii) distribution of homeowner project leads to screened service providers, (iv) screening of service provider applicants for participation in our network, and (v) collection of accounts receivable from participating service providers. The communications activities with homeowners and service providers that is performed as part of the customer service and operations functions provides a personal touch that we believe enhances the effectiveness of the service provider matching services.

         FOR MANUFACTURERS AND DISTRIBUTORS

DISTRIBUTION METHOD - The service offerings and programs for manufacturers and distributors set forth below are distributed through our in-house direct sales force.

IMPROVENET MARKETMAKERSM - Is a value chain management solution for building materials manufacturers and distributors. Comprised of hosted and enterprise web-based business management software, online services, and marketing programs, Market Maker provides building materials manufacturers and distributors direct access to a $1.3B+ annual renovation and remodeling market.

MarketMaker helps companies to:

          o Define strategic marketing and product launch activities through our state-of-the-art market research services that tap into tens of thousands of contractors and hundreds of thousands of consumers who spend over $2M dollars per day on remodeling and renovation projects

          o Define, develop and optimize your channel marketing efforts to deploy best practice go-to-market activities and increase revenues

          o Save money, increase revenues and maximize distribution by streamlining critical manufacturing processes like product configuration, bill of material generation and order entry, and by commerce-enabling your business with seamless integration into your back-office system

          o Increase profitability, reduce inefficiencies, and effectively manage your distribution processes by leveraging leading edge web-based back office business management and e-commerce technology that provides end-to-end accounting, sales analysis, market trending, inventory, channel management functionality and more


MarketMaker contains five modules:

          o    Strategic market research services

          o    Channel development services

          o    Channel management services

          o    E-commerce software for manufacturers

          o    Web-based business management software for distributors



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

         SMARTFUSIONSM - Web-based configuration, order entry and e-commerce software SmartFusionSM is a web-based software solution that allows manufacturers to increase revenues and profitability by streamlining order entry, simple and complex product configuration, and bill of material generation (complete with product visualizers). SmartFusionSM allows manufacturers the ability to leverage e-commerce functionality to provide an `always on' sales and support infrastructure to their customers. SmartFusionSM integrates seamlessly into any enterprise back office (ERP, CRM) system, allowing Application-to-Application (A2A) capability throughout the entire supply chain. An order placed through SmartFusionSM automatically updates the back-office system without additional input, eliminating errors and reducing order-processing time.

         SmartFusion's web-based infrastructure takes the business of our clients to the next level, a level that exceeds the limitations of many client-server software systems available today. Customers are migrating to the Internet at a rapid pace. SmartFusionSM ensures customer loyalty for channel participants, and ongoing support for sales of products offered. SmartFusionSM ensures that our clients will deliver value to your customers that exceeds their expectations.

         SMARTDISTRIBUTORSM - Web-based business management and e-commerce software SmartDistributorSM is a web-based business management and e-commerce software solution that provides distributors with a fully integrated sales and order entry, purchase order management, inventory control and management, accounts receivable, accounts payable and general ledger management, sales analysis, product configuration, bar code interface, channel management, marketing program management, and lead management. SmartDistributorSM is an entirely web-based solution that improves productivity and accelerates profitability.


         Our Smart FusionSM software has been developed with best of class technologies including JAVA, Enterprise JAVA Beans, Oracle DB, and WebLogix, and integrates seamlessly to any back office technology platform using Extensible Markup Language (XML).

         SMARTSERVICE

         The SmartService platform is a turnkey hardware and software solution that streamlines operations, inventory management and sales processes for manufacturers and sales representatives who stock products in large reatil home stores such as Home Depot and others.

         SmartServce provides sales management, logistics and reporting software on a secure web-based platform. The task management software, with its graphical user interface, operates on most wireless devices, turning daily responsibilities into manageable tasks. By using SmartService, all calls, activities, events, even digital images of retail displays taken by the wireless device, are captured. They are instantly uploaded into into the SmartService platform.

         o Tasks can be entered and organized into appropriate categories for action, which may include store service calls, custom projects, field claims and new store openings.
         o  Digital images are captured and stored for comparison.
         o Management reports can be generated for both manufacturers and retailers.

         COMPETITION

         Our current competitors with regard to home improvement projects include:

          o LOCAL, PRIMARILY PHONE-BASED, CONTRACTOR REFERRAL BUSINESSES. These are generally small operations that take phone requests from homeowners that they attract through Yellow Pages advertising or direct marketing initiatives and that refer projects to contractors with whom they often have a personal relationship.

          o ONLINE REFERRAL COMPANIES. Some of our competitors such as ServiceMagic.com offer a publicly accessible online database and other companies such as Contractor.com have matching services but do not have national coverage. Homestore.com, also offers a matching service

          o SUPPLIERS OF HOME IMPROVEMENT PRODUCTS. Retailers and manufacturers of home improvement products such as The Home Depot, Lowe's, Masco, and Sears Roebuck & Co. offer installation services.


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

iCastle is in the process of building an internal network of qualified service professional and leverages ServiceMagic.com to provide service coverage in areas where they are currently weak.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
CONTRACTOR.COM
Headquartered in Denver, Colorado, Contractor.com maintains a comprehensive nationwide directory of service providers allowing homeowners the ability to search by trade and zip code, on their own, for home improvement service providers in their area (a customer rates system has been put in place to provide a quasi "word of mouth environment"). Contractor.com contractors are prescreened for liability insurance and must provide business references in order to be listed in the Contractor.com directory. Contractor.com also provides homeowners with tips on how to find and hire the right contractor for their home improvement projects.

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

     o The ability to cost effectively recruit and retain a network of quality service providers that have broad trade and geographical coverage so that a large number of jobs can be successfully completed;

     o The ability to generate significant traffic from online homeowners and qualify their projects so that they can be efficiently handled by a network of service providers;

     o The ability to develop an effective process for handling a large volume of homeowner requests and delivering a high level of customer service;

     o The ability to develop and maintain an excellent performance record on repair and remodeling jobs in which we act as the contractor of record; and

     o The ability to develop commercial relationships with suppliers of home improvement products and services that provide value to consumers and service providers, as well as revenue from advertising.

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

In 2000, NxTrend was acquired by BuildNet (an industry vertical exchange), which provides software to homebuilders and suppliers in the residential construction industry. BuildNet's objective was to become the B2B eCommerce solution for the residential construction industry. In August of 2001 BuildNet filed under Chapter 11 - NxTrend was not included in the filing.
--------------------------------------------------------------------------------
WINDOWMAKER
Provides solutions for the window industry supply chain. Solutions include a comprehensive product suite made up of a number of integrated modules. Manufacturers pick and choose elements most appropriate to their requirements. Drag and drop design tools allow creation of custom design on the fly with engineering rules and limitations automatically checked.
--------------------------------------------------------------------------------

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


THIRD PARTY PROVIDERS

         We believe that contracting with the best companies in the Internet and home improvement space is an important component in ImproveNet's effort to be America's home improvement destination. Our primary means of creating demand for ImproveNet services has been through interactive marketing. We have entered into these arrangements, which are generally performance based, long term in length but cancellable with reasonable notice, that obligate us to pay based upon performance including revenue sharing and cost per acquisition :

     o    Frequently visited portals, such as Yahoo!, Google, Overture and MSN;
          and

     o    Web sites related to home improvements, such as HomeTime and Mills
          Pride.

         In addition, we have supplemented our online advertising with offline advertising in print media and through customary public relations initiatives.


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

EMPLOYEES

         As of December 31, 2003, we employed 15 full-time persons. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

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

WE HAVE A RECENT HISTORY OF LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

         The Company has continued to sustain losses for the past two years and has negative working capital and negative net worth.

         Our operating losses have limited our ability to obtain vendor credit or extended payment terms and bank financing on favorable terms; accordingly, we depend on our cash and cash equivalent balances to fund our operations.

         As a result of the merger with ImproveNet in late 2002, both revenue and operating expenses increased significantly in 2003. Prior to the Merger, the ImproveNet business operated at a significant loss. The ImproveNet business has been moved from California to Arizona and has been integrated into the infrastructure of eTechLogix, leveraging existing technical, marketing and administrative personnel. We believe that during 2004 ImproveNet will reach profitability.

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

WE FACE CONTINUED CHALLENGES IN THE INTEGRATION OF THE SEPARATE BUSINESSES OF IMPROVENET AND ETECHLOGIX FOLLOWING THE MERGER.

         We have not experienced the anticipated synergistic results from the integration of the separate businesses of ImproveNet and eTechLogix following the Merger. The strategies of cross-marketing service offerings, the opportunities of expanded markets, the development of additional revenue streams, the enhanced ability to raise capital, and the availability of public currency for making strategic acquisitions have had limited success to date. It is unknown how successful these efforts will be in the future. This could affect the results of our operations, negatively impact our financial performance and harm our business.

BECAUSE WE ARE NO LONGER LISTED ON THE NASDAQ NATIONAL MARKET SYSTEM, THE LIQUIDITY OF OUR COMMON STOCK HAS BEEN SERIOUSLY LIMITED.

         On June 29, 2001, we received a Nasdaq Qualification Panel Decision indicating that we have failed to comply with the minimum bid price requirement for continued listing, and we were delisted from the Nasdaq National Market System. Our stock is currently being traded on the Nasdaq Over-The-Counter Bulletin Board; however, the liquidity of our common stock is significantly lower than when it was listed on the Nasdaq National Market System.

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

         The market for our services is intensely competitive, evolving and subject to rapid technological change. To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our online and offline services in order to attract homeowners to our Web site and maintain our service provider network. We expect the intensity of competition to increase in the future. Increased competition may result in changes in our pricing model, fewer homeowners visiting our Web site, service providers leaving our network, less marketing revenue, reduced gross margins and loss of market share, any one of which could significantly reduce any future profitability. In addition, technological barriers to entry are relatively low. As a result, current competitors, including local referral businesses and online referral companies including ServiceMagic.com, and Contractor.com as well as potential competitors such as The Home Depot, Lowe's and Sears Roebuck & Company who have launched Web sites similar to ours that could gain broader market acceptance based on content, products and services. Because of the localized nature of the service provider matching services, our Web site presentation, and the personalized approach of our customer service and operations center, we believe that we distinguish our service provider matching service from that of our competitors but cannot assure that our customers will recognize such distinctions or that this will sustain our business.

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


WE DEPEND ON THIRD-PARTY RELATIONSHIPS TO ATTRACT VISITORS TO OUR WEB SITES.

         We have entered into commercial contracts with Web based search engine companies and suppliers of home improvement products and services to generate revenues and increase the number of visitors to our Web sites. Under these contracts, search engine companies link search requests to our Web site, and suppliers have placed links to our Web site from their Web sites to allow their customers to visit our Web site if the customers are interested in obtaining home improvement information or searching for a service provider. We believe that increasing the number of visitors to our Web sites will increase the number of job submissions. We cannot assure you that these contracts will lead to increased visits to our Web sites or that increased visits to our Web sites will result in increased job submissions. If we do not maintain our existing contracts on terms as favorable as currently in effect or if we are not able to establish new contracts on commercially reasonable terms, our business could be harmed.

         Companies that we may pursue for a commercial contract may offer services competitive with suppliers with which we currently have contracts. As a result, these suppliers may be reluctant to enter into commercial contracts with us.

         We purchase preferential placement on high-traffic Web sites. We believe these Web sites can help us to increase the number of visitors to www.ImproveNet.com. There is intense competition for preferential placements on these Web sites. If we lose our relationships with any one of these Web sites, job submissions on ImproveNet.com may decrease and we may not be able to enter into commercially reasonable contracts with replacement high-traffic Web sites, if at all.


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


IN 2003 WE WERE DEPENDENT UPON A THIRD-PARTY RELATIONSHIP FOR THE CUSTOMER SERVICE AND OPERATIONS OF OUR SERVICE PROVIDER MATCHING SERVICE. ALTHOUGH THESE FUNCTIONS WERE RECENTLY MOVED IN-HOUSE, IT IS UNCLEAR IF THE TRANSITION HAS BEEN IMPLEMENTED SMOOTHLY.

         Our customer service and operations for the service provider matching service are performed under terms of a services agreement with a Canadian corporation in Nova Scotia, Canada which provides for termination without cause upon 180 days notice by the Canadian corporation. In January 2004, the Canadian corporation provided written notice to us of termination of the services agreement. We have staffed our Scottsdale, Arizona offices for the customer service and operations for the service provider matching service. In late March 2004, the transition of our customer service and operations was made to our Scottsdale, Arizona offices. It is unclear if the transition has been implemented smoothly or if the customer service and operations will be performed adequately in the new location. There is an element of goodwill associated with the customer relationship aspect of the customer service center which could be lost if the services agreement was terminated. We could experience a disruption in customer support, collections of accounts receivable and revenues.


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

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND MAY RESULT IN CONTINUED LOSSES.

         As a result of our limited operating history, rapid growth and change in business focus, and because of the emerging nature of the market in which we compete, our historical financial data is of limited value in planning future operating expenses. Our expense levels will be based in part on expectations concerning future revenues. Our revenue is derived primarily from service and product sales, which are difficult to forecast accurately. Revenues from our service provider matching services are subject to credits made to the service providers from time to time, and the amount of credits made during any particular period are difficult to forecast. We account for credits as they are actually made. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. A significant shortfall in demand for our products could have an immediate and material adverse effect on our business, results of operations and financial condition. Our business development and marketing expenses will increase significantly as we expand our operations. To the extent that such expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected.


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

IF WE EXPERIENCE SYSTEM FAILURES, OUR REPUTATION WOULD BE HARMED AND USERS MIGHT SEEK ALTERNATIVE SERVICE PROVIDERS, CAUSING US TO LOSE REVENUES.

         We depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Substantially all of our computer hardware for operating our Web sites is currently located at AT&T in Phoenix, Arizona with backups located at our facility in Scottsdale, Arizona. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We do not have fully redundant systems, have a limited formal disaster recovery plan and have no alternative providers of hosting services, and we do not carry business interruption insurance to compensate us for losses that could occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems either at AT&T or at our facility could result in interruptions in our services. Any damage to or failure of our systems could result in interruptions in our service. In addition to placing an increased burden on our engineering staff, any system failure could create user questions and complaints that must be responded to by our customer support personnel. The system failures of various third-party Internet service providers, online service providers and other Web site operators could result in interruptions in our service to those users who require the services of these third-party providers and operators to access our Web sites. These interruptions could reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable. Since we have been keeping logs of our Web sites, our ImproveNet.com Web site has been unintentionally interrupted for periods ranging from two minutes to one hour, the latter prior to February 2000.


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


WE COULD BE HELD LIABLE FOR PRODUCTS AND SERVICES.

         We could be subject to claims relating to products and services that we perform on behalf of homeowners or referrals to selected contractors through our Web site. Homeowners may bring claims against us or our service providers, who may have among other things, provided them with poor workmanship or caused bodily injury or damage to property. Currently we have no insurance coverage for such potential claims. In addition, claims, with or without merit, would result in diversion of our financial resources and management resources.


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


ITEM 2. PROPERTIES

         Our principal administrative offices and part of our business and systems operations are located in Scottsdale, Arizona in approximately 3,529 square feet of office space under a lease agreement with gross lease payments of $5,000.00 per month plus tax at 1.9% for a two year term commencing June 15, 2003.

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

ITEM 3. LEGAL PROCEEDINGS

         From time to time, we may be involved in routine litigation relating to claims arising out of or incidental to our operations. As of the date of this filing, we are engaged in various legal proceedings that are incidental to our business. As of the date of this filing, we are engaged in legal proceedings that could materially affect our business should an adverse judgment be entered against us. Should a third party in any of the ongoing litigation matters obtain a judgment against the Company or its subsidiary, it is unlikely the Company or its subsidiary would have sufficient working capital available to timely pay any such judgment. In addition, we have received preliminary information regarding possible erroneous cancellation of health insurance benefits for former employees under COBRA for which we may have potential liability.

         One arbitration matter in Phoenix, Arizona involved First Systech International, Inc., a predecessor to Etech, our wholly-owned subsidiary. This proceeding concerns the 1998 sale of an ERP software product to a client who is demanding a refund of the purchase price, and First Systech International counterclaimed for the balance due on the contract plus additional work performed and professional expenses of the litigation. The matter was before an arbitrator who recently entered an award against First Systech for $116,886 plus simple interest at 10% per year. Currently, the amount owing is approximately $170,000 including interest to date. First Systech is unable to pay the amount owed and is negotiating a payout over a several year period of the amount owing. It is not clear if a satisfactory payment arrangement can be made.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2003.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock began trading on the Nasdaq National Market System under the symbol "IMPV" on March 16, 2000 and subsequently, on the Over The Counter Bulletin Board on June 29, 2001. The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated as reported on the Over-The-Counter Bulletin Board:

                                                   HIGH    LOW
                                                   SALE    SALE
                                                   PRICE   PRICE
                                                   -----   -----
         Year Ended December 31, 2002
         First Quarter                             $0.11   $0.06
         Second Quarter                            $0.23   $0.03
         Third Quarter                             $0.13   $0.04
         Fourth Quarter                            $0.16   $0.08

         Year Ended December 31, 2003
         First Quarter                             $0.27   $0.07
         Second Quarter                            $0.12   $0.07
         Third Quarter                             $0.37   $0.09
         Fourth Quarter                            $0.30   $0.12

         As of December 31, 2003, we had approximately 403 stockholders of record.

         We have never paid any cash dividends on our stock, and we anticipate that we will retain any future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

                                  Number of securities                           Number of securities
                                    to be issued upon       Weighted-average     remaining available
                                       exercise of         exercise price of     for future issuance
                                  outstanding options,    outstanding options,       under equity
                                   warrants and rights    warrants and rights     compensation plans
                                   -------------------    -------------------     ------------------
Equity compensation plans
approved by security holders            2,005,991                $0.31                 5,286,809
                                        =========                =====                 =========

         In June 2003, we borrowed $75,000 for a 90-day period represented by a promissory note that we issued to an accredited investor. Warrants to purchase 200,000 shares of our common stock were also issued in that transaction. The promissory note was renewed in September 2003 for $80,000 including accrued but unpaid interest, and a warrant to purchase an additional 150,000 shares of our common stock was issued at that time. The promissory note was paid in full in December 2003. The issuances of the promissory notes and the warrants were made under applicable registration exemptions from both state and federal securities laws including section 4(2) of the Securities Act of 1933.

         In December 2003, we completed a direct private placement of $400,000 of 8% unsecured convertible promissory notes, each with a maturity of December 15, 2005, issued to a limited group of accredited investors. The issuance was made under applicable registration exemptions from both state and federal securities laws including section 4(2) of the Securities Act of 1933.

         The notes will accrue 8% interest per year payable quarterly commencing March 15, 2004. The principal of each note and all accrued but unpaid interest is convertible into shares of our common stock at the rate of five shares for each one dollar of debt represented by each note. Proceeds received from the issuance of the notes are being used for working capital and general corporate purposes. In addition, approved finders of the participating accredited investors were collectively issued warrants to purchase 520,000 shares of the Company's common stock. The warrants were also issued under applicable registration exemptions from both state and federal securities laws including section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

BASIS OF PRESENTATION

         On December 23, 2002, eTech merged into Etech Acquisition, Inc., (the "Merger") an Arizona corporation and wholly owned subsidiary of ImproveNet. Through this merger, the former shareholders of eTech acquired a controlling interest in ImproveNet and accordingly, the Merger is accounted for as a reverse merger, with eTech being the accounting acquirer of ImproveNet. The Company has treated the merger as being effective December 31, 2002 as ImproveNet had de minimus operations from December 23, 2002 to December 31, 2002. As such, the financial statements present the historic financial position, operations and cash flows of eTech for all periods up to December 31, 2002 but include both ImproveNet and eTech for year 2003. Refer to Note 8, Merger with eTech, for additional information and disclosures related to the Merger.


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


CONVERSION OF SUBORDINATED CONVERTIBLE NOTES PAYABLE

         During July 2002, eTech issued an aggregate of $150,000 of subordinated convertible notes payable to two accredited investors. The notes are secured by substantially all of the Company's assets and are subordinated to the eTech's 9.00% note payable to a bank (Refer to Note 5, Notes Payable). In conjunction with the issuance of these subordinated convertible notes payable, eTech also issued one-year warrants to purchase an aggregate of 1,500,000 shares of ImproveNet at a purchase price of $0.15 per share. The subscription of the warrants was expressly conditioned upon the closing of the Merger. The Company expensed approximately $81,000 in connection with these warrants to recognize the fair value of the warrants.

         During August 2002, eTech issued an aggregate of $100,000 of subordinated convertible notes payable to accredited investors and officers of eTech (refer to Note 7, Related Party Transactions). The notes are secured by substantially all of eTech's assets and are subordinated to the $150,000 of aggregate subordinated notes payable discussed above and to the 9.00% note payable to a bank (Refer to Note 5, Notes Payable).

         All of the subordinated convertible notes payable described above bear interest at a rate of 10.00% per annum and are due two years after the date of issue, provided they are not converted prior to this date. The notes are convertible into common shares of eTech in whole, or in part, at the option of the lender at any time during the term of the note at a rate of one share for every $555.5555556 of debt converted. The notes will automatically be converted if there is a transfer of more than 50% of the voting control of the Company, in one transaction or a series of transactions with ImproveNet directly or by merger or consolidation in which the existing shareholders of eTech do not directly retain more than 50% of the voting control of eTech, or a sale of all or substantially all assets of eTech to ImproveNet or one of ImproveNet's subsidiaries. The shares of eTech that will be received by the note holders if automatic conversion occurs will be converted to shares of ImproveNet using the same conversion rate as all other eTech shares converted in a merger transaction. Immediately prior to the closing of the Merger, all of the subordinated convertible notes payable were converted into shares of Etech common stock and upon closing of the Merger were exchanged into shares of ImproveNet common stock.

         The proceeds of the subordinated notes payable of $250,000 were to be used for a portion of a $500,000 deposit by Etech with ImproveNet. This deposit was made prior to the Merger and in accordance with the Merger Agreement.


SHORT TERM PROMISSORY

         In June 2003 following the closing of the Merger, we borrowed $75,000 for a 90-day period represented by a promissory note that we issued to an accredited investor. Warrants to purchase 200,000 shares of our common stock were also issued in that transaction. The promissory note was renewed in September 2003 for $80,000 including accrued but unpaid interest, and a warrant to purchase an additional 150,000 shares of our common stock was issued at that time. The promissory note was paid in full in December 2003.

ISSUANCE OF UNSECURED CONVERTIBLE PROMISSORY NOTES

         In December 2003, we completed a private placement of $400,000 of 8% unsecured convertible promissory notes, each with a maturity of December 15, 2005, issued to a limited group of accredited investors.

         The notes will accrue 8% interest per year payable quarterly commencing March 15, 2004. The first quarterly payment was made on March 15, 2004. The principal of each note and all accrued but unpaid interest is convertible into shares of our common stock at the rate of five (5) shares for each one dollar of debt represented by each note. Proceeds received from the issuance of the notes are being used for working capital and general corporate purposes. In addition, approved finders of the participating accredited investors were collectively issued warrants to purchase 520,000 shares of our common stock.


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


Service revenues:
-----------------

         Service revenues include lead fees and win fees from ImproveNet's contractor matching service paid by service providers in the ImproveNet membership network. Lead fees are recognized at the time we match a homeowner and service provider and the service provider becomes obligated to pay such fee. Win fees are recognized at the time the service provider or the homeowner notifies us that a job has been sold and the service provider becomes obligated to pay such fee. Refunds and credits against the lead fees and win fees are recognized when actually made.

Marketing revenues:
-------------------

         Marketing revenues include co-branding programs surrounding content and site integration. Currently marketing revenues are comprised of cash co-branding programs.

     CASH ADVERTISING

         Cash co-branding revenues generally are derived from flat rate co-branding engagements in which all impressions delivered to our Web site in a particular home improvement category will be delivered to the co-branding participant over a specified period of time for a fixed monthly fee. Cash co-branding revenues are recognized on a monthly basis.

         We follow the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and our prior history of uncollectible accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     BUSINESS SEGMENTS

         We follows SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue segments of an entity for which this information is available and is utilized by the chief operating decision maker. We operate in two segments: Software development and sales for the building materials industry through eTechLogix. and home improvement information services through ImproveNet. Our consolidated statements of operations and cash flows do not reflect operations for year 2002 of the home improvement services segment as this segment was acquired effective December 31, 2002 through the Merger between ImproveNet and eTech but do reflect both segments for year 2003.


RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

REVENUES

         Our revenues increased from $777,257 to $3,223,587 in the years ended December 31, 2002 and 2003. The increases from 2002 to 2003 were achieved primarily by revenues from the home improvement information services segment reported in the current year but not included in the prior year. The addition of the service provider matching service resulted in lead fees and win fees from service providers in 2003 that were not included in 2002.


         The following table and discussion highlights our revenue for the years ended December 31, 2003 and 2002.

                                        2003           2002         % CHANGE
                                     ----------     ----------     ----------
Revenues:
eTechLogix software revenues         $  548,042     $  777,257        (29)%

ImproveNet service revenues           2,675,545            --          --
                                     ----------     ----------
Total revenues                       $3,223,587     $  777,257         315%
                                     ==========     ==========


SOFTWARE (ETECHLOGIX) REVENUES

         For the year ended December 31, 2003, eTechLogix revenue decreased 29% to $548,042 compared to $777,257 in 2002. The decrease in eTechLogix's revenue resulted from a decrease in sales of the company's products and consulting services. ETechLogix relies on eight primary customers for its revenue.


INFORMATION SERVICES (IMPROVENET) REVENUES

         ImproveNet reported revenue of $2,675,545 for the year ended December 31, 2003. No ImproveNet revenue was reported in 2002, as the Merger occurred effective December 31, 2002. ImproveNet revenue consists almost entirely of service revenues from its contractor matching services.


OPERATING EXPENSES

COST OF REVENUES

         Cost of revenues increased from $240,394 to $1,787,449 in the years ended December 31, 2002 and 2003, an increase of $1,547,055. The increase is primarily due to cost of revenues from the newly acquired home improvement information services segment.

         The following table and discussion highlights our cost of revenues for the years ended December 31, 2003 and 2002.

                                       2003           2002         % CHANGE
                                    ----------     ----------     ----------
Cost of revenues:
Software (eTechLogix)               $  109,609     $  240,394        (54)%

Information Services (ImproveNet)    1,677,840            --          --
                                    ----------     ----------
Total                               $1,787,449        240,394         644%
                                    ==========     ==========

SOFTWARE (ETECHLOGIX) COST OF REVENUE

         For the year ended December 31, 2003, eTechLogix cost of revenue decreased 54% to $109,609 compared to $240,394 in 2002. The decrease in eTechLogix's cost of revenue is primarily a result of a decrease in sales in the current year over the prior year reported. Upon further evaluation, management has determined that variable costs associated with software revenue approximates twenty percent (20%) of revenues and has been applied as a cost of revenue from selling, general, and administrative expenses, and we will re-evaluate on a regular basis moving forward, the allocation of variable costs of revenue.


INFORMATION SERVICES (IMPROVENET) COST OF REVENUE

         ImproveNet reported cost of revenue of $1,677,840 for the year ended December 31, 2003. No ImproveNet cost of revenue was reported in 2002, as the Merger occurred effective December 31, 2002. ImproveNet cost of revenue consists primarily of the cost of home improvement leads and the cost for the outsourced project service group, which through year 2003 has been responsible for all phases of our proprietary matching services.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expense increased from $855,282 to $1,888,746 in the years ended December 31, 2002 and 2003, an increase of $1,033,464. The increase in selling, general and administrative expenses in 2003 was primarily attributable to the acquisition of the home improvement information services segment. The Company's overall infrastructure was enlarged to properly handle increased responsibilities associated with the Merger.

         Our selling, general, and administrative expenses include payroll and related costs, travel, recruiting, professional and advisory services and other general expenses for our executive, sales, finance, legal, and human resource departments.


RESEARCH AND DEVELOPMENT EXPENSES

         Our research and development expenses increased from $86,801 to $399,045 in the years ended December 31, 2002 and 2003.

         Our research and development costs include payroll and related costs of our technology staff, other costs of Web site design and new technologies required to enhance the performance of our Web sites.

         The increase in research and development expenses in 2003 was primarily attributable to increased payroll and related costs improving the functionality and features of www.improvenet.com and working on integration and improvement of the eTechLogix software products which management believes will benefit the Company longer-term if it is able to implement its sales and marketing strategy.


OTHER REVENUES AND EXPENSES

         The following table highlights our other revenues (expenses) for the years ended December 31, 2003 and 2002.

                                           2003          2002       CHANGE
                                         ---------    ---------    ---------
Other Revenues (Expenses):
Interest income                             $3,848         $220       $3,628
Interest expense and financing costs      ($69,416)   ($204,773)    $135,357
Loss on disposal of fixed assets                       ($51,294)     $51,294
Relief of debt                            $103,876                  $103,876
Miscellaneous income                        27,157        6,034      $21,123
                                         ---------    ---------    ---------
Total                                      $65,465    ($249,813)    $315,278
                                         =========    =========    =========

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $382,415 at December 31, 2003, including $400,000 raised by issuance of the unsecured convertible promissory notes in December 2003, a decrease of $64,418 from $446,833 at December 31, 2002. Most of the decrease came from cash used in operating activities and reducing indebtedness.

         Net cash provided by operating activities was $77,238 in 2002 as compared to net cash used in operating activities of $403,587 in 2003. Net cash provided by operating activities in 2002 primarily represented increases in accrued liabilities, the proceeds from the prior year's income taxes receivable partially offset by the net loss for the period. Net cash used in 2003 operating activities resulted primarily from our net loss.

         Net cash used in investing activities was $102,088 in 2002 and $22,104 in 2003. The purchase of pre-merger net assets of ImproveNet by eTech accounts for $519,000 of the cash used in investing activities in 2002 offset by cash acquired in the merger of $418,000. Net cash used in investing activities was used to purchase property and equipment.

         Net cash provided by financing activities was $446,833 in 2002 and $361,273 in 2003. Net cash provided by financing activities in 2002 was primarily due to proceeds from the convertible notes payable and the sale of eTech common stock partially offset by debt payments on capital lease obligations, notes payable and the line of credit. Net cash provided by financing activities in 2003 was primarily due to proceeds from the unsecured convertible promissory notes issued in December 2003.

         We have continued to sustain losses for the past two years and have negative working capital and negative net worth.

         During 2003 the Company procured contracts for software sales of its products with existing customers. We look to increase sales volume of our primary software products throughout 2004 and thereafter by adding new customers. We anticipate increased revenues from the home improvement information services segment as a result of increasing lead generation, additional contractor participation in our membership network, and greater efficiencies in our operations. We also intend to raise additional capital either through a public or private offering of securities.

         The additional funds from continued software sales, home improvement information services, and capital financing will be used to finance continued operations and increase the Company's sales and marketing functions.

         Our operating losses have limited our ability to obtain vendor credit or extended payment terms and bank financing on favorable terms; accordingly, we depend on our cash and cash equivalent balances to fund our operations.

         As a result of the Merger, both revenue and operating expenses increased significantly in 2004. Prior to the Merger, the ImproveNet business operated at a significant loss. The ImproveNet business has been moved from California to Arizona and has been integrated into the infrastructure of eTechLogix, leveraging existing technical, marketing and administrative personnel. We believe during year 2004 we will reach profitability.

         However, due to the significant level of current liabilities and the history of operating losses, there is no assurance that our available cash resources will be sufficient to meet our anticipated needs for operations and capital expenditures during the next 12 months. We will strive to make ongoing realignments, if required, to achieve positive cash flow with our existing cash resources. We are additionally decreasing our marketing and other operating expenditures to assist us in maintaining our available cash resources. We may need to raise additional funds, however, if results of operations for 2004 do not meet our expectations, or in order to develop new or enhance existing services, to respond to competitive pressures or to acquire complementary businesses, services or technologies. If we raise additional funds by selling equity securities, the percentage ownership of our stockholders will be reduced. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund expansion, react to competitive pressures, or take advantage of unanticipated opportunities would be substantially limited. If this occurred, our business would be significantly harmed. We will continue to evaluate our needs for funds based on our assessment of access to public or private capital markets and the timing of our need for funds. Although we have no present intention to conduct additional public equity offerings, we may seek to raise these additional funds through private or public debt or equity financings.

         As a result of the above factors, among others, our auditors have modified their opinion to our financial statements indicating there is substantial doubt about our ability to continue as a going concern.

RECENT ACCOUNTING DEVELOPMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We adopted the provisions of SFAS No. 145 that amended SFAS No. 13, as required, on May 15, 2002 for transactions occurring after such date with no material impact on its financial statements. Our management currently does not expect that the adoption of the remaining provisions of SFAS No. 145, as required, on January 1, 2003 will have a material impact on its financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 was issued to address the financial accounting and reporting for costs associated with exit or disposal activities, unless specifically excluded. SFAS No. 146 requires that a liability for a cost associated with a covered exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. If employees are not required to render service until they are terminated in order to receive the one-time termination benefits or if employees will not be retained to render service beyond the minimum retention period (as dictated by existing law, statute or contract, or in the absence thereof, 60 days), a liability for the termination benefits shall be recognized and measured at its fair value at the communication date. If employees are required to render service until they are terminated in order to receive the one-time termination benefits and will be retained to render service beyond the minimum retention period, a liability for the termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date. The liability shall be recognized ratably over the future service period. SFAS No. 146 also dictates that a liability for costs to terminate an operating lease or other contract before the end of its term shall be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is to be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. SFAS No. 146 further dictates that a liability for other covered costs associated with an exit or disposal activity be recognized and measured at its fair value in the period in which the liability is incurred. Our management currently does not expect that the adoption of SFAS No. 146, as required, on January 1, 2003 will have a material impact on its financial statements.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 requires that acquisitions of financial institutions be accounted in accordance with SFAS Nos. 141 and 142. We adopted SFAS No. 147 in October 2002, with no impact on its consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as well as requiring prominent disclosure about the method and effect of accounting for stock-based compensation. We adopted the provisions of SFAS No. 145 as of December 31, 2002 with no material effect on its consolidated financial statements

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies the disclosure, recognition, and measurement requirements related to certain guarantees. The provisions related to recognizing a liability at the inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivative instruments. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the provisions of Interpretation No. 45 in December 2002, with no impact on its consolidated financial statements.

         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. Issue No. 00-21 is effective for fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 to have a material impact on its financial position or results of operations.

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

ITEM 8A. CONTROLS AND PROCEDURES.

         The Company's management has responsibility for establishing and maintaining adequate internal control over our financial reporting. Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. The framework on which management's evaluation of our internal control over financial reporting is based is a suitable, recognized control framework that is established by a body or group that has followed due-process procedures, including the broad distribution of the framework for public comment. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer and Chief Accounting Officer. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Information concerning the directors and executive officers of ImproveNet is set forth below:

         NAME                    AGE       POSITION
         ----                    ---       --------
         Jeffrey I. Rassas       41        Co-Chairman, Chief Executive Officer
         Homayoon J. Farsi       50        Co-Chairman, President & Acting CFO
         Naser Ahmad             50        Co-Chairman, Chief Technology Officer
         Ronald B. Cooper        49        Director
         Jay Stead               40        Director
         Jeffrey Perry           45        General Counsel & EVP, Mergers &
                                           Acquisitions

         The following is a brief summary of the directors and executive officers including their business experience for at least the past five years.


NASER AHMAD

         Mr. Ahmad, 50, is the co-chairman, chief technology officer and a co-founder of eTechLogix. He became chief technology officer, a director, and co-chairman of ImproveNet on January 7, 2003. He has been active for over 25 years in the development of computer solutions for distribution and manufacturing companies. Throughout his career, Mr. Ahmad has held technical leadership positions with both entrepreneurial ventures as well as Fortune 100 companies including Caterpillar International, Inc., Sante Fe International and Taylor Management Systems.

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

HOMAYOON J. FARSI

         Mr. Farsi, 50, is the co-chairman, president and a co-founder of eTechLogix. He became president, a director, and co-chairman of ImproveNet on January 7, 2003. He has over 20 years experience as an entrepreneur in the computer software industry. Mr. Farsi is knowledgeable concerning manufacturing, distribution business processes and information systems and has been instrumental in the development and launch of numerous software products throughout his career. Mr. Farsi has held senior technical and operations management positions with software and hardware companies including Taylor Management Systems and Unisys, Inc.

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

JEFFREY I. RASSAS

         Mr. Rassas, 41, has served as chief executive officer of eTechLogix since October, 2001. He became chief executive officer, a director, and co-chairman of ImproveNet on January 7, 2003. Mr. Rassas also helped launch and fund two private Arizona companies, the TOLIS Group, Inc., a data back-up and recovery software company supporting both the Linux and Unix operating systems, and Channel Pros, Inc., a technology marketing and sales organization which services clients across the country. Mr. Rassas founded EBIZ Enterprises, Inc., a Linux solution provider and computer cluster developer, in 1995. The common stock of EBIZ Enterprises has been traded on the NASD Over-The-Counter Bulletin Board. Mr. Rassas served as chief executive officer of EBIZ Enterprises from 1995 to October, 2000 and as its chairman of the board from 1995 until May 21, 2002. EBIZ Enterprises filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code on September 7, 2001. Its Plan of Reorganization was confirmed on April 11, 2002, and became effective on May 21, 2002.

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


RONALD B. COOPER

         Mr. Cooper, 49, has served as a director since September 1999 and as chairman of the board of directors from August 2000 until January 7, 2003. He served as chief executive officer and president of ImproveNet, Inc. from March 1999 until he stepped down from those positions on June 7, 2002. From July 1996 to March 1999, Mr. Cooper was president of Price Pfister, Black and Decker's plumbing products division. From August 1992 to July 1996, Mr. Cooper was president of three other Black and Decker divisions: Power Tool Accessories, PRC Realty Systems and PRC Commercial Systems Group.


JAY STEAD

         Mr. Stead, 40, based in Auckland, New Zealand, became a director on January 7, 2003. He is currently the managing director of Mokka Enterprises, LLP, a technology-oriented private investment firm focused on emerging companies, which he joined in 2001. From 1999 to 2000 Mr. Stead was the President & CEO of Sagebrush Corporation, an educational software company, and from 1994 to 1998 was a senior executive at Reynolds and Reynolds. In addition, Mr. Stead has held key management positions with Allen-Bradley and McKinsey & Company. His career includes general management, marketing and business development roles across software, services, consulting, hardware and manufacturing sectors.

         Mr. Stead holds a Bachelor of Science in Industrial Management from Purdue University and received a Masters in Management from Northwestern's Kellogg School of Management in 1989. Mr. Stead also serves on the board of directors for MD Online and GolfLogix.


JEFFREY PERRY

         Mr. Perry, 45, has served as general counsel of eTechLogix since May 2002 and served as chief financial officer until December 2002. In January 2003, he began his duties as executive vice-president mergers & acquisitions and general counsel with ImproveNet. From October 2000 to April 2003 he has also served as general counsel of EBIZ Enterprises, Inc., a Linux solution provider and computer cluster developer. Shares of the common stock of EBIZ Enterprises have been traded on the NASD Over-The-Counter Bulletin Board. Mr. Perry began private law practice in 1988 and served as an investment manager and financial advisor with Prudential Securities from 1997 to 2000. Mr. Perry previously founded and held the position of president and principal financial officer for several private companies involved in the development of proprietary consumer sports products and sports themed gifts with distribution through a network of national catalog companies.

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


AUDIT COMMITTEE FINANCIAL EXPERT

         The Company's Board of Directors has determined that Ronald B. Cooper qualifies as an audit committee financial expert. Mr. Cooper has served in that capacity since early 2003 and is independent. In addition, in January 2004, Alok Mohan joined the Board of Directors and was seated as Chairman of the audit committee. Mr. Mohan also qualifies as a financial expert and is also independent.


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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that one report, covering a single grant under the Company's 1999 Equity Incentive Plan for each of the following, was filed late by Mr. Cooper, Mr. Stead and Mr. Perry.

CODE OF ETHICS

         The Company has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller and other personnel as set forth in the Code. The Code of Ethics is included as Exhibit 14 to this report.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the annual compensation paid by the Company to certain of the Company's executive officers whose annual compensation, including salary and bonus, exceeded $100,000 ("the Named Executive Officers"). Note that the executive officers' employment during the year of 2002 was solely as employees of eTechLogix, our wholly owned subsidiary. The following table shows for the fiscal years ended December 31, 2001, 2002 and 2003 all compensation paid by ImproveNet, Inc. to Mssr. Rassas, Farsi and Ahmad in all capacities:

                           SUMMARY COMPENSATION TABLE
                                                                                   Long-Term Compensation
                                                                            ------------------------------------
                                              Annual Compensation                          Awards
                                       ----------------------------------   ------------------------------------
                                                             Other Annual    Restricted    Securities Underlying
Name and Principal Position    Year      Salary     Bonus    Compensation   Stock Awards      Options/SARS (#)
---------------------------    ----    ---------   -------   ------------   ------------   ---------------------
Jeffrey I. Rassas              2003    $ 174,166   $ --         $   --         $   --
Chief Executive Officer        2002    $  60,000   $ --(1)      $   --         $   --               --
                               2001    $     --    $ --         $   --         $   --               --

Homayoon J. Farsi              2003    $ 174,166   $ --         $   --         $   --
President and                  2002    $  67,500   $ --(1)      $   --         $   --               --
Acting CFO                     2001    $ 127,000   $ --(2)      $   --         $   --

Naser Ahmad                    2003    $ 174,166   $ --         $   --         $   --
Chief Technology Officer       2002    $  67,500   $ --(1)      $   --         $   --
                               2001    $ 127,500   $ --(2)      $   --         $   --               --

---------------
   1.  Salary totaling $52,500 in 2002 was deferred and paid in 2003.
   2.  Salary totaling $47,000 in 2001 was deferred and paid 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR

   Closing price on 12/31/03 was $0.12.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                SHARES                      NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                               ACQUIRED                    UNDERLYING UNEXERCISED       IN-THE-MONEY
                                  ON                       OPTIONS/SARS AT FY-END   OPTION/SARS AT FY-END
                               EXERCISE                       (#)EXERCISABLE/         ($)EXERCISABLE/
NAME                POSITION     (#)      VALUE REALIZED($)    UNEXERCISABLE          UNEXERCISABLE(1)
----                --------     ---      -----------------    -------------          ----------------
Jay Stead           Director      0              0             106,111/13,889                0/0
                                          -----------------    --------------         ----------------
Ronald B. Cooper    Director      0              0             338,213/18,889                0/0
                                          -----------------    --------------         ----------------


COMPENSATION OF DIRECTORS

         Directors currently receive no cash compensation from the Company for their services as members of the Board or for attendance at committee meetings. Members of the Board are reimbursed for some expenses in connection with attendance at Board and committee meetings. Under the Company's 1999 Equity Incentive Plan, each non-employee director is entitled to receive options to purchase 100,000 shares of common stock for each year of service as a director with an option to purchase an additional 50,000 shares of common stock for chairman of the audit committee. For fiscal year 2003, Jay Stead and Ronald B. Cooper, each received two grants of options to purchase a total of 120,000 shares of common stock.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table and footnotes set forth certain information regarding the ownership of the common stock of ImproveNet as of March 30, 2004 by: (i) all those known by ImproveNet to be beneficial owners of more than five percent of its common stock; (ii) each director of ImproveNet; and (iii) all executive officers and directors of ImproveNet as a group. Unless indicated below, the address for each listed stockholder is c/o ImproveNet, Inc., 10799 N. 90th Street, Suite 200 Scottsdale, AZ 85260.

                                                      NUMBER OF
                                                      SHARES OF
                                                     COMMON STOCK     PERCENT
                                                     BENEFICIALLY   BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNERS(1)                 OWNED        OWNED(1)
----------------------------------------             ------------   ------------

Jeffrey I Rassas                                       9,999,580       25.50%
Homayoon J. Farsi                                      9,669,580       24.66%

Naser Ahmad                                            9,685,580       24.70%
Jay Stead(2)                                           1,357,778        3.46%

Ronald B. Cooper(3)                                      339,778          *
All executive officers and directors as a group       31,052,296       79.19%
----------------
 * Less than one percent.

     1. This table is based upon information supplied by officers, directors and principal stockholders and Forms 3, 4 and 5 as filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, ImproveNet believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 39,210,315 shares outstanding on March 31, 2004, adjusted as required by rules promulgated by the SEC. Such SEC rules require that shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 30, 2004 are deemed to be outstanding and to be beneficially owned by the person or entity holding the options or warrants but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

     2. Includes 1,250,000 shares owned indirectly through Oxley Ventures, LLLP, and the right to directly acquire within 60 days, 7,778 shares at $0.12 per share and 100,000 at $0.15 per share upon the exercise of non-employee director options. Mr. Stead's family trust is a general partner of Mokka Enterprises Partnership, the general partner of Oxley Ventures, LLLP.

     3. Includes 177,000 shares issuable at a per share exercise price of $0.25 pursuant to options that vest within 60 days and 55,000 shares issuable at a per share exercise price of $6.25,. Mr. Cooper retains a seat on the company's board of directors and has the right to acquire 7,778 shares at $0.12 per share and 100,000 at $0.15 per share pursuant to non-employee director options that vest within 60 days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We subcontract a portion of our research and development to eTechLogix Systems India Pvt. Ltd. and eTechLogix Systems Bangladesh Ltd., each owned equally by Homayoon J. Farsi and Naser Ahmad, two of our officers and directors. During the years ended December 31, 2003 and 2002, the Company incurred expenses from these companies totaling approximately $102,000 and $38,000, respectively, which is included in research and development expenses in the accompanying financial statements.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits to this report are listed in the Exhibit Index at the end of this report.

         (b) During the last quarter of the year ended December 31, 2003, we filed no reports on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         For the fiscal year ending December 31, 2003, our Board of Directors has selected Semple & Cooper, LLP as our independent auditors. In addition, Semple & Cooper, LLP performed our audit for the fiscal year ended December 31, 2002. Fees paid for services rendered by Semple & Cooper, LLP are as follows:

             AUDIT FEES     AUDIT RELATED FEES   TAX FEESOTHER FEES        TOTAL
YEAR 2002    $27,880.00          $0.00                $9,155.00         $42,546.00*    $79,581.00

YEAR 2003    $67,855.00          $0.00                $8,360.00          $2,030.00     $78,245.00

* Other Fees incurred in 2002 by ImproveNet's wholly owned subsidiary eTechLogix prior to the December 2002 while eTechLogix was a non reporting privately held company.

         The functions and authority of the audit committee under its charter with regard to the engagement of our auditors and the services to be rendered are as follows:

     o To recommend annually to the full Board the firm of certified public accountants to be employed by the Company as its independent auditors for the ensuing year.

     o To review the engagement of the independent auditors, including the scope, extent and procedures of the audit and the compensation to be paid therefore, and all other matters the Committee deems appropriate.

     o To review and approve all professional services provided to the Company by its independent auditors and consider the possible effect of such services on the independence of such auditors.

         The percentage of all other services rendered by our auditors other than audit and audit related fees for fiscal year 2003 was 2.6%.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed, April 14, 2004 on its behalf by the undersigned duly authorized.

                                          IMPROVENET, INC.
                                          (Registrant)

                                          By: /s/ JEFFREY I. RASSAS
                                              ------------------------
                                              Jeffrey I. Rassas
                                              CO-CHAIRMAN & CEO


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

                                     By:   /s/ JEFFREY I. RASSaS
                                           -------------------------
                                           Jeffrey I. Rassas
                                           CO-CHAIRMAN & CEO

                                     By:   /s/ HOMAYOON J. FARSI
                                           -------------------------
                                           Homayoon J. Farsi
                                           CO-CHAIRMAN, PRESIDENT &
                                           ACTING CFO

                                      By:  /s/ NASER AHMAD
                                           -------------------------
                                           Naser Ahmad
                                           CO-CHAIRMAN & CTO

                                      By:  /s/ JAY STEAD
                                           -------------------------
                                           Jay Stead
                                           DIRECTOR

                                      By:  /s/ RONALD COOPER
                                           -------------------------
                                           Ronald Cooper
                                           DIRECTOR

                                      By:  /s/ ALOK MOHAN
                                           -------------------------
                                           Alok Mohan
                                           DIRECTOR


Date: April 14, 2004

                                    EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
------                       -----------------------

 2.1 Stock Purchase Agreement by and between the Registrant and The J.L. Price Corporation.(1)
 2.2 Asset Purchase Agreement by and between the Registrant and Contractor Referral Service, LLC.(1)
 2.3 Agreement and Plan of Merger by and between the Registrant, eTechLogix, Inc. and Etech Acquisition, Inc. dated July 30, 2002, as amended(2)
 2.4     Amendment No. 1 to Agreement and Plan of Merger dated October 1,
         2002(7)
 2.5     Amendment No. 2 to Agreement and Plan of Merger dated November 12, 2002
         (7)
 3.1 Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)
 3.2     Amended and Restated Bylaws of the Registrant.(1)
 4.1     Specimen Stock Certificate.(1)
10.1     Amended and Restated 1996 Stock Option Plan.(1)
10.2     Form of 1999 Equity Incentive Plan.(1)
10.3     Form of 1999 Employee Stock Purchase Plan.(1)
10.4 Commercial Office Lease by and between Florcor I Limited Partnership and the Registrant.(1)
10.5 Commercial Office Lease by and between Chestnut Bay LLC and the Registrant.(1)
10.6     Employment agreement by and between the Registrant and Ronald
         Cooper.(1)
10.7 Series A Preferred Stock and Warrant Purchase Agreement by and between the Registrant and certain investors of the Registrant dated June 30, 1997.(1)
10.8 Series B Preferred Stock and Warrant Purchase Agreement by and between the Registrant and certain investors of the Registrant dated March 17, 1998.(1)
10.9 Series C Preferred Stock Agreement by and between the Registrant and certain investors of the Registrant dated March 29, 1999.(1)
10.10 Series D Preferred Stock Purchase Agreement by and between the Registrant and certain investors of the Registrant dated September 10, 1999.(1)
10.11 First Series E Preferred Stock Purchase Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999.(1)
10.12 Second Series E Preferred Stock Purchase Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999.(1)
10.13 Form of Warrant Purchase Agreement by and between the Registrant and certain investors of the Registrant dated December 7, 1999.(1)
10.14 Fourth Amended and Restated Voting Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999.(1)
10.15 Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.(1)
10.16 Internet-based Service Agreement between the Registrant and Owens Corning dated October 1, 1999.(1)
10.17 Collaboration Agreement between the Registrant and E.I. du Pont de Nemours and Company dated December 3, 1999.(1)
10.18 Internet Development, Marketing and Distribution Agreement between the Registrant and General Electric Appliances dated September 10, 1999.(1)
10.19 Relationship Agreement between the Registrant and Microsoft HomeAdvisor dated December 7, 1999.(1)
10.20 Agreement between the Registrant and CompleteHome Operations, Inc. dated December 13, 1999.(1)
10.21    Form of 1996 Stock Option Plan Grant Notice.(1)
10.22    Form of 1999 Equity Incentive Plan Stock Option Agreement.(1)
10.23 Form of Warrant to Purchase an aggregate of 420,000 shares of common stock.(1)
10.24 Form of Warrant to Purchase an aggregate of 10,000 shares of common stock.(1)
10.25 Form of Warrant to Purchase an aggregate of 842,596 shares of common stock.(1)
10.26 Form of Warrant to Purchase an aggregate of 96,400 shares of Series A preferred stock.(1)
10.27 Form of Warrant to Purchase an aggregate of 47,009 shares of Series B preferred stock.(1)
10.28 Form of Warrant to purchase 47,167 shares of Series C preferred stock.(1)
10.29 Form of Warrant to purchase an aggregate of 326,000 shares of Series D preferred stock.(1)
10.30 Fourth Amended and Restated Investor Rights Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999.(1)
10.33 Commercial Office Lease by and between Bennett Center, LLC and the Registrant.(3)
10.34    Improvenet, Inc. Stock Repurchase Agreement dated July 12, 2001.(4)

10.35 Services Agreement dated December 16, 2002 regarding contractor matching operation (confidential treatment requested)(7)
14.1     Code of Ethics
16.1 Concurrence of PricewaterhouseCoopers LLP, former independent accountants, regarding resignation.(5)
23.1     Consent of PricewaterhouseCoopers LLP, Independent Accountants.(3)
24.1     Power of Attorney.(3)
31.1     Certification of CEO pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2     Certification of Acting CFO pursuant to Exchange Act Rules 13a-14 and
         15d-14.
32.1     Certification of CEO pursuant to 18 U.S.C. Section 1350
32.2     Certification of Acting CFO pursuant to 18 U.S.C. Section 1350
99.1 Tender Offer Statement and Offer to Purchase All Shares of Common Stock, as amended.(6)

------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-92873), as amended.

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

(7) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2002.

The following consolidated financial statements are filed as part of this report:


                                                                            PAGE
                                                                            ----

Independent Accountants' Report ...........................................  F-1

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2003 and 2002 ..............  F-2

Consolidated Statements of Operations for the years ended
December 31, 2003 and 2002 ................................................  F-4

Consolidated Statements of Stockholders' Equity (Deficit)
for the years ended December 31, 2003 and 2002 ............................  F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2003 and 2002 ................................................  F-6

Notes to Consolidated Financial Statements ................................  F-8

                  ============================================


                                IMPROVENET, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS


                  ============================================

                         INDEPENDENT ACCOUNTANTS' REPORT




To the Stockholders and Board of
Directors of ImproveNet, Inc.

We have audited the accompanying consolidated balance sheets of ImproveNet, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImproveNet, Inc. as of December 31, 2003 and 2002, and the results of its consolidated operations, stockholders' equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred net losses and had an accumulated deficit and negative working capital as of December 31, 2003 and 2002. These factors raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to the amounts and classifications of assets or liabilities that might result should the Company be unable to continue as a going concern.

/s/ Semple & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona
March 26, 2004

                                IMPROVENET, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002




                                     ASSETS



                                                        2003           2002
                                                     ----------     ----------
Current Assets:
    Cash and cash equivalents                        $  382,415     $  446,833
    Accounts receivable, net                            330,472        329,657
    Receivable from stock transfer agent                     --        594,715
    Other receivables                                        --          1,000
    Prepaid expenses                                      7,833         55,054
    Costs and estimated earnings in excess of
      billings on uncompleted software contracts             --          4,100
                                                     ----------     ----------

        Total Current Assets                            720,720      1,431,359

Property and equipment, net                              99,800        157,994
                                                     ----------     ----------

        Total Assets                                 $  820,520     $1,589,353
                                                     ==========     ==========










                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                                IMPROVENET, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002




                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                       2003              2002
                                                                   ------------      ------------
Current Liabilities:
    Notes payable - current portion                                $         --      $     12,592
    Obligations under capital leases - current portion                   17,824            15,843
    Line of credit                                                       65,619            77,755
    Accounts payable                                                    378,679           221,096
    Accrued compensation                                                  1,329           194,082
    Accrued customer claims                                             305,588           137,080
    Accrued furniture lease buyout - current portion                     60,000           216,376
    Accrued merger and tender offer redemption liabilities                   --         2,378,029
    Deferred revenue                                                     49,292            35,958
    Billings in excess of costs and estimated earnings
      on uncompleted software contracts                                      --            89,250
    Other liabilities and accrued expenses                              129,877            23,453
                                                                   ------------      ------------

        Total Current Liabilities                                     1,008,208         3,401,514

Long-Term Liabilities:
    Notes payable - long-term portion                                   400,000               605
    Obligations under capital leases - long-term portion                 10,900            26,275
    Accrued furniture lease buyout - long-term portion                    7,500                --
                                                                   ------------      ------------

        Total Liabilities                                             1,426,608         3,428,394
                                                                   ------------      ------------

Stockholders' Deficit:
    Common stock, $.001 par value, 100,000,000 shares
      authorized, 39,210,315 and 53,124,290 shares issued and
      outstanding at December 31, 2003 and 2002, respectively            53,124            53,124
    Additional paid-in capital                                          539,770           482,570
    Accumulated deficit                                              (1,198,982)         (412,794)
                                                                   ------------      ------------

                                                                       (606,088)          122,900
    Less:  Treasury stock subscribed, at cost,
             underlying 13,913,975 shares                                    --        (1,961,941)
                                                                   ------------      ------------

        Total Stockholders' Deficit                                    (606,088)       (1,839,041)
                                                                   ------------      ------------

        Total Liabilities and Stockholders' Equity                 $    820,520      $  1,589,353
                                                                   ============      ============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                                IMPROVENET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                 2003              2002
                                                             ------------      ------------
Revenues                                                     $  3,223,587      $    777,257
Cost of Revenues                                                1,787,449           240,394
                                                             ------------      ------------

Gross Profit                                                    1,436,138           536,863

Selling, General and Administrative Expenses                    1,888,746           855,282
Research and Development Expenses                                 399,045            86,801
                                                             ------------      ------------

Loss from Operations                                             (851,653)         (405,220)

Other Revenues (Expenses):
    Interest income                                                 3,848               220
    Interest expense and financing costs                          (69,416)         (204,773)
    Loss on disposal of fixed assets                                   --           (51,294)
    Relief of Debt                                                103,876
    Miscellaneous revenues                                         27,157             6,034
                                                             ------------      ------------

Loss from Operations before Income Taxes and
Extraordinary Gain                                               (786,188)         (655,033)

Benefit for Income Taxes                                               --                --
                                                             ------------      ------------

Loss before Extraordinary Gain                                   (786,188)         (655,033)

Extraordinary Items:
    Gain on Merger with eTech                                          --           361,357
                                                             ------------      ------------

Net Loss                                                     $   (786,188)     $   (293,676)
                                                             ============      ============

Net earnings (loss) per common share, basic and diluted:
    Loss before extraordinary gain on Merger with eTech      $      (0.02)     $      (0.02)
    Extraordinary gain on Merger with eTech                  $         --      $       0.01
                                                             ------------      ------------
Net loss per common share                                    $      (0.02)     $      (0.01)
                                                             ============      ============

Weighted average common shares: basic and diluted              39,210,315        28,909,573
                                                             ============      ============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                                IMPROVENET, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                                          TOTAL
                         COMMON STOCK                TREASURY STOCK         ADDITIONAL      TREASURY      RETAINED    STOCKHOLDERS'
                   -------------------------   -------------------------      PAID-IN         STOCK       EARNINGS        EQUITY
                      SHARES        AMOUNT        SHARES        AMOUNT        CAPITAL      SUBSCRIBED    (DEFICIT)      (DEFICIT)
                   -----------   -----------   -----------   -----------    -----------   -----------   -----------    -----------
Balance at
December 31, 2001        3,600        10,000         6,400      (110,000)            --            --      (119,118)      (219,118)

Conversion of a
related party note
payable for stock        1,800        12,000            --            --             --            --            --         12,000

Effect of Merger
with eTech          53,118,890        31,124        (6,400)      110,000        482,570            --            --        623,694

Tender offer of
common shares               --            --            --            --             --    (1,961,941)           --     (1,961,941)

Net loss                    --            --            --            --             --            --      (293,676)      (293,676)
                   -----------   -----------   -----------   -----------    -----------   -----------   -----------    -----------

Balance at
December 31, 2002   53,124,290        53,124            --            --        482,570    (1,961,941)     (412,794)    (1,839,041)

Detachable warrants
issued with
convertible debt            --            --            --            --         57,200            --            --         57,200

Payment of treasury
stock subscribed            --            --            -             --             --     1,961,941            --      1,961,941

Net loss                    --            --            --            --             --            --      (786,188)      (786,188)
                   -----------   -----------   -----------   -----------    -----------   -----------   -----------    -----------

Balance at
December 31, 2003   53,124,290   $    53,124            --            --    $   539,770            --  $(1,198,982)   $  (606,088)
                   ===========   ===========   ===========   ===========    ===========   ===========   ===========    ===========



                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                                IMPROVENET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                      2003            2002
                                                                  ------------    ------------
Cash flows from operating activities:
Net Loss                                                          $   (786,188)   $   (293,676)
    Adjustments to reconcile net loss to net cash provided by
    operations:
        Depreciation and amortization                                   80,298          95,695
        Loss on disposal of property and equipment                          --          51,294
        Consulting fees paid through the issuance of stock                              25,000
        Relief of Debt                                                (103,876)
        Treasury stock subscribed                                    1,961,941
        Extraordinary gain                                                  --        (361,357)
        Financing costs paid through the issuance of warrants           57,200          81,318
        Interest expense recognized through the conversion of
          convertible notes payable                                         --          17,376
    Changes in assets and liabilities:
        Accounts receivable, net                                          (815)        (33,158)
        Other receivables                                                1,000          (1,000)
        Prepaid expenses                                                47,221          43,910
        Income tax refund receivable                                                   134,180
        Receivable from stock transfer agent                           594,715
        Costs and estimated earnings in excess of billings on
          uncompleted software contracts                                 4,100          (4,100)
        Accounts payable                                               157,583          98,488
        Accrued compensation                                          (192,753)         60,082
        Accrued merger and tender offer redemption liabilities      (2,378,029)
        Accrued customer claims                                        168,508           6,634
        Accrued furniture lease buyout                                 (45,000)         67,563
        Deferred revenue                                                13,334          (6,042)
        Billings in excess of costs and estimated earnings on
          uncompleted software contracts                               (89,250)         89,250
        Income taxes payable                                                --              --
        Other liabilities and accrued expenses                         106,424           5,781
                                                                  ------------    ------------
    Net cash provided by (used in) operating activities               (403,587)         77,238
                                                                  ------------    ------------

Cash flows from investing activities:
    Purchase of property and equipment                                 (22,104)         (1,372)
    Purchase of the pre-merger net assets of ImproveNet by
      eTech through the Merger with eTech                                   --        (519,000)
    Cash and cash equivalents acquired in the Merger with eTech             --         418,284
                                                                  ------------    ------------
    Net cash used in investing activities                              (22,104)       (102,088)
                                                                  ------------    ------------

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                                IMPROVENET, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                              2003              2002
                                                          ------------      ------------
Cash flows from financing activities:
    Proceeds from convertible notes payable                    400,000           250,000
    Proceeds from eTech Common Stock sale                           --           250,000
    Repayment of notes payable                                 (13,197)          (19,526)
    Payments on capital lease obligations                      (13,394)          (46,363)
    Line of credit, net                                        (12,136)            5,942
                                                          ------------      ------------
        Net cash provided by financing activities              361,273           440,053
                                                          ------------      ------------

Net increase (decrease) in cash and cash equivalents           (64,418)          415,203
Cash and cash equivalents at beginning of year                 446,833            31,630
                                                          ------------      ------------
Cash and cash equivalents at end of year                  $    382,415      $    446,833
                                                          ============      ============


Supplemental Disclosure of Cash Flow Information:

    Cash paid during the year for:
        Interest                                          $     16,189      $     81,080
                                                          ============      ============


        Income taxes                                      $         --      $         --
                                                          ============      ============

    Non-Cash Activity:
        Conversion of a related party note payable
        into Common Stock                                 $         --      $     12,000
                                                          ============      ============

        Assumption of notes payable on automobiles by
        related parties                                   $         --      $     80,444
                                                          ============      ============

        Conversion of convertible notes payable into
        Common Stock                                      $         --      $    250,000
                                                          ============      ============

        Transfer of capital lease obligations to
        current assets                                    $         --      $    148,813
                                                          ============      ============

        Extraordinary gain recognized on the Merger
        with eTech                                        $         --      $    361,357
                                                          ============      ============

        Relief of Debt recognized on furniture lease
        settlement                                        $    103,876      $         --
                                                          ============      ============

        Financing costs paid through the issuance of
        warrants                                          $     57,200      $         --
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

During 2003 the Company procured contracts for sales of its software products with existing clients. The Company looks for increased sales volume of their primary software products throughout 2004 and thereafter by adding new clients. The Company also anticipates increased revenues from the home improvement information services segment as a result of increasing lead generation, recruiting contractors to the ImproveNet membership network, and through increased efficiencies in operations. The Company also intends to raise additional capital either through a public or private offering of securities.

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

CONCENTRATIONS OF RISK

The Company maintains its cash balances in a financial institution. Deposits not to exceed $100,000 are insured by the Federal Deposit Insurance Corporation
(FDIC). At December 31, 2003 and 2002, the Company had unissued cash of approximately $291,000 and $388,000 respectively.

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

ACCOUNTS RECEIVABLE

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. As of December 31, 2003, the Company has established an allowance for uncollectible accounts receivable of approximately $275,000. As of December 31, 2002, the Company had established an allowance for uncollectible accounts receivable of approximately $37,000. The Company does not record interest income on delinquent accounts receivable balances until it is received.

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

During the years ended 2003 and 2002, the Company did not capitalize any software development costs, as amounts related to internal software development that could be capitalized under this statement were immaterial.

REVENUE RECOGNITION

SOFTWARE DEVELOPMENT AND SALES FOR THE BUILDING MATERIALS INDUSTRY SEGEMENT

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

SERVICE REVENUES:
-----------------
Service revenues include lead fees and win fees from ImproveNet's contractor matching service, enrollment fees from new contractors joining the ImproveNet network, and project revenues from those jobs in which ImproveNet acts as the contractor of record. Lead fees are recognized at the time a homeowner and contractor are matched by the Company and the service provider becomes obligated to pay such fee. Win fees are recognized at the time the service provider or the homeowner notifies the Company that a job has been sold and the service provider becomes obligated to pay such fee. Enrollment fees from service providers are recognized as revenue ratably over the expected period they participate in our contractor matching service, which is initially estimated to be between one and two years. Payments of enrollment fees received in advance of providing services are deferred until the period the services are provided. This deferred revenue is included in current liabilities. Project revenues are recognized on the completed contract method. The Company establishes a refund reserve at the time of revenue recognition based on the Company's historical experience.

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

ADVERTISING COSTS

The Company recognizes advertising expenses in accordance with SOP 93-7, "Reporting on Advertising Costs." As such, the Company expenses advertising costs as they are incurred. Advertising expense totaled approximately $24,000 and $11,000 for the years ended December 31, 2003 and 2002, respectively.

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

The following table highlights our revenue for the years ended December 31, 2003 and 2002.

                                    2003           2002    # CHANGE
                                 ----------    ----------  --------
Revenues:
eTechLogix software revenues     $  548,042    $  777,257    (29)%

ImproveNet service revenues       2,675,545          --       --
                                 ----------    ----------
Total Revenues                   $3,223,587    $  777,257    315%
                                 ==========    ==========



The following table highlights our cost of revenues for the years ended December 31, 2003 and 2002.

                                    2003           2002    # CHANGE
                                 ----------    ----------  --------
Cost of Revenues:
Software (eTechLogix)            $  109,609    $  240,394    (54)%

ImproveNet service revenues       1,677,840          --       --
                                 ----------    ----------
Total Revenues                   $1,787,449    $  240,394    644%
                                 ==========    ==========
INCOME TAXES

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

For 2003 and 2002, there were no differences between net loss and net loss per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted.

                                    YEAR ENDED
                             ------------------------
                                2003          2002
                             ----------    ----------
Net Loss:
As reported                  $ (786,188)   $ (293,676)
                             ----------    ----------
Pro Forma                      (814,488)     (293,676)
Loss Per Share
    As Reported                   (0.02)        (0.01)
                             ----------    ----------
    Pro Forma                $    (0.02)   $    (0.01)
                             ==========    ==========

NET EARNINGS (LOSS) PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss by the average number of outstanding common shares during the period. Diluted net loss per common share is calculated by adjusting the average number of outstanding common shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method. For all fiscal years presented, potentially dilutive securities, including stock options and warrants, were excluded from the calculation of diluted net loss per common share, as their effect would have been anti-dilutive.

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

NOTE 2 - SOFTWARE CONTRACTS IN PROGRESS

At December 31, 2003, the Company did not have any contracts in progress that resulted in costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings on uncompleted software contracts.

NOTE 3 - PROPERTY AND EQUIPMENT

As of December 31, 2003 and 2002, property and equipment consist of the following:

                                                    2003              2002
                                                ------------      ------------

Equipment                                       $    193,686      $    185,892
Furniture and fixtures                               234,123           231,985
Leasehold improvements                                12,171                --
                                                ------------      ------------
                                                     439,980           417,877
Less:  accumulated depreciation                     (340,180)         (259,883)
                                                ------------      ------------
                                                $     99,800      $    157,994
                                                ============      ============

NOTE 4 - LINE OF CREDIT

The Company has an unsecured $95,000 line of credit agreement with a bank. The agreement calls for interest at the bank's prime rate plus 2.75%, (6.75% at December 31, 2003) and is due on demand. The Company had outstanding balances on the line of credit of approximately $66,000 and $78,000 as of December 31, 2003 and 2002, respectively.

NOTE 5 - NOTES PAYABLE

In December 2003, ImproveNet, Inc. completed a private placement of $400,000 of 8% unsecured convertible promissory notes, each with a maturity of December 15, 2005, issued to accredited investors.

The notes will accrue 8% interest per year payable quarterly commencing March 15, 2004. The principal of each note and all accrued but unpaid interest is convertible into shares of the Company's common stock at the rate of five shares for each one dollar of debt represented by each note. Proceeds received from the issuance of the notes will be used for working capital and general corporate purposes.

As of December 31, 2003 and 2002, notes payable consist of the following:

                                                    2003              2002
                                                ------------      ------------
9.00% note payable to a bank, monthly payments
of $1,100 including principal and interest,
secured by equipment, due May 2004              $        417      $     13,197

8.00% unsecured convertible promissory note to
accredited investors, due December 2005              400,000                --
                                                ------------      ------------
                                                     400,417            13,197
Less: current maturities                                (417)          (12,592)
                                                ------------      ------------
                                                $    400,000      $        605
                                                ============      ============


The long-term portion of notes payable as of December 31, 2003 of $400,000 is due in 2005.

NOTE 6 - COMMITMENTS

CAPITAL LEASES

The Company leases phone equipment through 2005 under capital leases. The following is an analysis of leased property under these capital leases:

                                                         DECEMBER 31,
                                                ------------------------------
                                                    2003              2002
                                                ------------      ------------
Capitalized cost                                $     72,259      $     72,259
Less: accumulated depreciation                       (54,244)          (39,792)
                                                ------------      ------------
Net carrying value                              $     18,015      $     32,467
                                                ============      ============


Depreciation expense on the equipment under the capital leases was approximately $14,000 and $15,000 for the years ended December 31, 2003 and 2002, respectively.

The following is a schedule of future minimum lease payments under the capital leases described above, together with the present value of the net minimum lease payments:

Year Ended
December 31,
------------
   2004                                               20,530
   2005                                               11,976
                                                ------------

Total minimum lease payments                          32,506
Less: imputed interest                                (3,782)
                                                ------------

Present value of net minimum lease payments           28,724
Less: current portion                                (17,824)
                                                ------------
Long-term portion                               $     10,900
                                                ============

The interest rates under the capital lease obligations range from approximately 13% to 14% per annum, and are imputed based on the lessor's implicit rate of return at the inception of the lease.

During 2001, the Company ceased making payments under the terms of a furniture lease agreement. This lease is being accounted for as a capital lease as of December 31, 2001. During 2002, the Company decided to allow the leasing company to obtain a judgment in the amount of $216,376. Accordingly, during 2002, the Company has reclassified the total principal due under the furniture lease from obligations under capital leases to accrued furniture lease buyout on the accompanying balance sheets. The Company has adjusted the accrual for the amount due the leasing company based on the amount of the judgment. The relief of debt recognized in the first quarter 2003 of $103,876 is attributable to a favorable settlement of a liability under the furniture lease agreement.

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

On June 1, 2003 the Company entered into a lease agreement for its operating facility in Scottsdale, Arizona. The new operating lease agreement expires in July, 2005. Rent expense under this agreement for the year ended December 31, 2003 was approximately $21,000. The future minimum lease payments under the lease for the year ended December 31, 2003 are approximately $97,000.

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

ROYALTY FEE REVENUES

Included in revenues are royalty fees that were recognized by the Company from Smart Fusion, Inc. ("Smart Fusion") a company wholly owned by two of the Company's officers. The Company recognized royalty fees from Smart Fusion in the amounts of approximately $285,000 and $26,000 for the years ended December 31, 2002 and 2001, respectively. The fees are based on a percentage of sales that Smart Fusion generated as a result of sales of the Company's software products. No royalty fees were recognized for 2003, as the license agreement to sell the Company's software products expired.

RESEARCH AND DEVELOPMENT

The Company subcontracts a portion of its research and development to companies wholly owned by two of the officers of the Company. During the years ended December 31, 2003 and 2002, the Company incurred expenses from these companies totaling approximately $102,000 and $38,000, respectively, which is included in research and development expenses in the accompanying financial statements.

ACCRUED OFFICER SALARIES PAYABLE

For cash management purposes, some of the Company's officers have elected to defer their regular salary payments. Total amounts deferred by these officers are approximately $0, $190,000 and $134,000 at December 31, 2003, 2002 and 2001,
respectively and are included in accrued compensation in the accompanying balance sheets.

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

Prior to the closing of the merger, ImproveNet deposited approximately $2,557,000 with its stock transfer agent for payments to be made under the Tender Offer. In conjunction with the Tender Offer, the Company disbursed a total of approximately $1,962,000 to various pre-merger ImproveNet shareholders in January 2003 resulting in the acquisition of 13,913,975 treasury shares in January 2003. Funds remaining with the stock transfer agent in excess of disbursements of approximately $595,000 are classified as receivable from stock transfer agent on the December 31, 2002 balance sheet.

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

A summary of the amounts assigned to the assets and liabilities of ImproveNet at the time of the merger is as follows:

Consideration provided                                                  519,000

Assets
  Cash and cash equivalents                                $ 418,284
  Accounts receivable                                        293,924
  Receivable from stock transfer agent                       594,715
  Prepaid expenses and other current assets                   98,964
                                                           ---------
              Allocation to assets                                   (1,405,887)

Liabilities
  Accounts payable                                           109,442
  Accrued merger and tender offer redemption liabilities   2,378,029
                                                           ---------
              Allocation to liabilities                               2,487,471

Allocation to treasury stock subscribed                              (1,961,941)
                                                                     ----------
Extraordinary gain recognized                                          (361,357)
                                                                     ==========

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

1999 EQUITY INCENTIVE PLAN

The Company's Board of Directors adopted the 1999 Equity Incentive Plan (the "Incentive Plan") on December 3, 1999 under which 1,300,000 shares have been reserved for issuance. The number of shares reserved under the Incentive Plan will automatically increase on January 1 of each year by the lesser of 4% of the total number of shares outstanding or 1,300,000 shares. The Board of Directors implemented a program of automatic option grants to each non-employee director such that each non-employee director will receive options to purchase 20,000 shares of common stock upon commencement of service as a director, which will vest monthly over three years and 5,000 shares annually thereafter, which will vest monthly over twelve months.

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

A summary of stock option activity is as follows:

                                                                WEIGHTED
                                              NUMBER OF          AVERAGE
                                               SHARES        EXERCISE PRICE
                                            ------------      ------------
Outstanding - January 1, 2002                         --      $         --

Options granted by eTech                             142            277.78
Effect of eTech Merger
    - conversion of eTech options
    - reversal of eTech options                     (142)          (277.78)
    - conversion of eTech options                788,889              0.05
    - recognition of ImproveNet options
      existing prior to the merger               304,102              2.29

Outstanding - December 31, 2002                1,092,991      $       0.67

Options granted                                1,780,000              0.17
Options exercised                                     --
Options forfeited during 2003                   (867,000)            (4.15)
                                            ------------
Outstanding - December 31, 2003                2,005,991      $       0.31
                                            ============


As of December 31, 2003, there were 5,286,809 shares available for grant under the various stock option and incentive plans described above.

The following table summarizes information with respect to stock options outstanding at December 31, 2003:

                      Options Outstanding               Options Exercisable
            --------------------------------------    -----------------------
                             Weighted
                             Average      Weighted                   Weighted
                            Remaining     Average                    Average
Exercise       Number      Contractual    Exercise       Number      Exercise
 Price      Outstanding    Life (Years)    Price      Outstanding     Price
--------    -----------    -----------    --------    -----------    --------
$   0.05        788,889        8.4        $   0.05        555,558    $   0.05
$   0.12         40,000        9.1        $   0.12         12,222    $   0.12
$   0.15        540,000        9.1        $   0.15        200,000    $   0.15
$   0.20        400,000        9.9        $   0.20             --    $   0.20
$   0.25        177,102        5.3        $   0.25        177,102    $   0.25
$   6.25         60,000        6.3        $   6.25         55,000    $   6.25
            -----------                               -----------
              2,005,991                   $   0.31        999,882    $   0.45
            ===========                               ===========


FAIR VALUE DISCLOSURES

The fair value of each option granted by the Company during 2003 and 2002 has been estimated on the date of grant using the minimum value method with the following assumptions:

                                                     2003              2002
                                                 ------------      ------------
Weighted average fair values                     $       0.10      $       0.10

Assumptions:
      Risk - free interest rate                         3.00%             4.30%
      Expected lives                                 10 years           4 years
      Dividend yield                                       --                --
      Volatility                                      146.00%           138.00%


COMMON STOCK WARRANTS

The Company issued warrants to approved finders of the participating accredited investors in conjunction with the private placement completed in December 2003. These warrants have an exercise price of $0.20 and expire in December 2005. Compensation expense related to the issuance of these warrants was $57,200.

A summary of common stock warrant activity is as follows:

                                                                     WEIGHTED
                                                   NUMBER OF          AVERAGE
                                                    SHARES        EXERCISE PRICE
                                                 ------------      ------------
Outstanding - January 1, 2002                              --      $         --

Effect of eTech Merger
   - grant of eTech warrants contingent
     on the occurrence of the merger                1,500,000              0.15
   - recognition of ImproveNet warrants
     existing prior to the Merger                   1,267,596              8.98

Outstanding - December 31, 2002                     2,767,596      $       4.19

Warrants issued                                     2,370,000              0.16
Warrants exercised                                         --
Warrants expired                                    1,500,000              0.15
                                                 ------------
Outstanding - December 31, 2003                     2,370,000      $       3.23
                                                 ============

The following table summarizes warrants outstanding at December 31, 2003:


    Number of         Exercise           Term              Expiration
      Shares            Price          (Years)                Date
    ---------         --------         -------         ------------------
    1,500,000         $   0.15            1.00         December 23, 2004
      200,000         $   0.10            1.50         June 27, 2005
      150,000         $   0.25            1.75         September 25, 2005
      500,000         $   0.16            2.00         December 4, 2005
       20,000         $   0.16            2.00         December 12, 2005
    ---------
    2,370,000
    =========


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

Significant components of the Company's deferred income tax assets are as follows:

                                                         DECEMBER 31,
                                                ------------------------------
                                                    2003              2002
                                                ------------      ------------
Deferred Income Tax Assets:
   Allowance for doubtful accounts              $    116,000      $     16,000
   Excess of book over tax depreciation              (12,000)          (27,000)
   Accrued officer's compensation                         --                --
   Federal net operating loss carryforwards          960,000           790,000
   State net operating loss carryforwards            108,000            68,000
                                                ------------      ------------
Total deferred income tax asset                    1,172,000           847,000
Valuation allowance                               (1,172,000)         (847,000)
                                                ------------      ------------
Net deferred income tax asset                   $         --      $         --
                                                ============      ============



At December 31, 2003 and 2002, the Company had state net operating loss carryforwards of approximately $1,346,000 and $843,000, respectively which expire through 2008. At December 31, 2003, the Company had a federal net operating loss of approximately $2,825,000, which expire at various times through 2023.

Due to the Merger with eTech, ImproveNet's pre-merger net operating losses are limited in use subsequent to the merger. The amount of net operating losses that can be used on an annual basis for the next twenty years is based on the value of ImproveNet at the time of the merger and the adjusted applicable federal long-term rate.

NOTE 11 - RETIREMENT PLAN

Effective April 16, 1997, the Company adopted a 401(k) retirement plan. Employees are eligible to participate in the plan after four (4) months of service. Salary deferral may range from 1% to 15%. The Company matches 100% of the amounts deferred by employees, up to 6% of an employee's annual compensation. The Company matched contributions totaling approximately $0, and $1000 for the years ended December 31, 2002 and 2001 respectively.

Effective November 1, 2003 amended the 401(k) retirement plan. The Company provides a 401(k) retirement plan, which allows participating employees to elect to contribute up to 90% of their gross compensation. The 401(k) plan is subject to certain government-mandated restrictions which limit the amount of each employee's contribution. Employees are eligible to participate 90 days after their date of hire. The Company will not make a matching contribution at this time. The Company matched contributions totaling approximately $0 for the year ended December 31, 2003.

NOTE 12 - CONTINGENCIES

As of December 31, 2003 and 2002, the Company had various pending claims arising from former customer disputes. The Company intends to vigorously defend these claims and expects to prevail in all cases. In conjunction with the defense of these claims, the Company has accrued approximately $306,000 and $137,000 as of December 31, 2003 and 2002, respectively, which represents the Company's best estimate of future costs associated with defending the claims.

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

The agreement calls for the Company to remit, on a weekly basis, 25% of collected revenues related to the contractor matching function that the service provider manages and operates. On a monthly basis, the Company is required to reconcile total revenues related to the service agreement. The Company is required to pay the service provider an additional 2.5% of monthly revenues in excess of $400,000 but less than $500,000 and an additional 5% of revenues greater than $500,000. Subsequent to December 31, 2003 the service agreement was terminated (See Note 15).

NOTE 14 - CONCENTRATIONS

During 2002, the Company had four customers that accounted for 69% of the Company's revenues (Customer A - 25%, Customer B - 19%, Customer C - 14% and Customer D - 11%). During 2001, the Company had one customer (Customer A) that accounted for 71% of the Company's revenues. During 2003, the Company did not have a concentration.

NOTE 15 - SUBSEQUENT EVENTS

Our customer service and operations for the service provider matching service are performed under terms of a services agreement with a Canadian corporation in Nova Scotia, Canada which provides for termination without cause upon 180 days notice by the Canadian corporation. In January 2004, the Canadian corporation provided written notice to us of termination of the services agreement. We have staffed our Scottsdale, Arizona offices for the customer service and operations for the service provider matching service. In late March 2004, the transition of our customer service and operations was made to our Scottsdale, Arizona offices. It is unclear if the transition has been implemented smoothly or if the customer service and operations will be performed adequately in the new location. There is an element of goodwill associated with the customer relationship aspect of the customer service center and it is unclear if this will be maintained through this transition. We have experienced some disruption in customer support, collections of accounts receivable and revenues.