Form 10QSB
period 2004-03-31
IMPROVENET INC
filed 2004-05-17
CIK 1043561

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _______________


                                   FORM 10-QSB


(Mark One)

  |X|      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

                                       OR

  |_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

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

                                _______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The number of shares outstanding of the registrant's common stock, $.001 par value, was 39,460,315 as of April 30, 2004.



================================================================================

                                ImproveNet, Inc.

                                   Form 10-QSB

                      For the Quarter Ended March 31, 2004

                                      Index
PART I  FINANCIAL INFORMATION

Item 1   Financial Statements:

         Condensed Consolidated Balance Sheets as of March 31,
         2004 (Unaudited) and December 31, 2003............................   1

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2004 and 2003 (Unaudited)............   2

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2004 and 2003 (Unaudited)............   3

         Notes to Unaudited Condensed Consolidated Financial
         Statements........................................................   4

Item 2   Management's Discussion and Analysis or Plan of Operation.........   7

Item 3   Controls and Procedures...........................................  13

PART II  OTHER INFORMATION

Item 1   Legal Proceedings.................................................  14

Item 2   Changes in Securities.............................................  14

Item 3   Defaults upon Senior Securities...................................  14

Item 4   Submission of Matters to a Vote of Security Holders...............  14

Item 5   Other Information.................................................  14

Item 6   Exhibits and Reports on Form 8-K..................................  14

SIGNATURES.................................................................  18

Rule 13a-14(a)/15d-14(a) Certifications....................................  19

Section 1350 Certifications................................................. 21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                IMPROVENET, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31, 2004  December 31, 2003
                                                                     ------------     ------------
                                                                      (unaudited)
Current Assets:
      Cash and cash equivalents                                      $    161,670     $    382,415
      Accounts receivable, net                                            494,725          330,472
      Prepaid expenses                                                     28,635            7,833
                                                                     ------------     ------------

         Total Current Assets                                             685,030          720,720
                                                                     ------------     ------------

Property and equipment, net                                                90,014           99,800
                                                                     ------------     ------------

         Total Assets                                                $    775,044     $    820,520
                                                                     ============     ============

Current Liabilities:
      Obligations under capital leases - current portion                   17,824           17,824
      Line of credit                                                       63,082           65,619
      Accounts payable                                                    359,605          378,679
      Accrued compensation                                                   --              1,329
      Accrued customer claims                                             308,502          305,588
      Accrued furniture lease buyout - current portion                     52,500           60,000
      Deferred revenue                                                     38,942           49,292
      Other liabilities and accrued expenses                              130,549          129,877
                                                                     ------------     ------------

         Total Current Liabilities                                        971,004        1,008,208

Long-Term Liabilities:
      Notes payable -  long-term portion                                  400,000          400,000
      Obligations under capital leases - long-term portion                  6,544           10,900
      Accrued furniture lease buyout - long-term portion                     --              7,500
                                                                     ------------     ------------

         Total Liabilities                                              1,377,548        1,426,608
                                                                     ------------     ------------

Commitments and Contingencies:                                               --               --

Stockholders' Deficit
      Common Stock, $.001 par value, 100,000,000 shares
         authorized, 39,210,315 shares issued and outstanding at
         March 31, 2004 and December 31, 2003, respectively                53,124           53,124
      Additional paid-in capital                                          539,770          539,770
      Accumulated deficit                                              (1,195,398)      (1,198,982)
                                                                     ------------     ------------

         Total Stockholders' Deficit                                     (602,504)        (606,088)
                                                                     ------------     ------------


         Total Liabilities and Stockholders' Equity                  $    775,044     $    820,520
                                                                     ============     ============

       See accompanying notes to the unaudited condensed consolidated financial statements

                                IMPROVENET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                2004              2003
                                                            ------------      ------------
Revenues                                                    $    880,007      $    807,651
Cost of Revenues                                                 455,363           530,560
                                                            ------------      ------------

Gross Profit                                                     424,644           277,091

Selling, General and Administrative Expenses                     316,623           449,137
Research and Development Expenses                                101,470            89,089
                                                            ------------      ------------

Income (Loss) from Operations                                      6,551          (261,135)

Other Revenues (Expenses)
     Interest income                                                 607             2,787
     Interest expense and financing costs                        (13,633)           (3,410)
     Relief of debt                                                                103,876
     Miscellaneous income                                         10,059             8,372
                                                            ------------      ------------

Income (Loss) from Operations before Income Taxes                  3,584          (149,510)

Benefit for Income Taxes                                            --                --
                                                            ------------      ------------

Net Income (Loss)                                           $      3,584      $   (149,510)
                                                            ============      ============

INCOME (LOSS) PER SHARE

         - Net income (loss) per common share - basic               0.00             (0.00)
                                                            ============      ============
         - Net income (loss) per common share - diluted     $       0.00      $      (0.00)
                                                            ============      ============

Weighted average common shares - basic                        39,210,315        40,107,991
                                                            ============      ============
Weighted average common shares - diluted                      40,170,315        40,107,991
                                                            ============      ============

   See accompanying notes to the unaudited condensed consolidated financial statements

                                IMPROVENET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                          2004              2003
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                               $      3,584      $   (149,510)

      Adjustments to reconcile net income to net
      cash used in operating activities:
           Depreciation and amortization                                    21,315            19,000
           Extraordinary gain                                                 --            (103,876)
           Treasury stock subscribed                                          --           1,961,941
      Changes in:
           Accounts receivable, net                                       (164,253)          (63,110)
           Accounts receivable - other                                        --               1,000
           Receivable from stock transfer agent                               --             594,715
           Costs and estimated earnings in excess of billings
                on uncompleted contracts                                      --             (35,425)
           Prepaid expenses                                                (20,802)          (14,884)
           Accounts payable                                                (19,074)          (87,560)
           Accrued compensation                                             (1,329)         (120,484)
           Accrued customer claims                                           2,914              --
           Accrued furniture lease buyout                                  (15,000)             --
           Accrued merger and tender offer redemption liabilities             --          (2,378,029)
           Other liabilities and accrued expenses                              672           229,382
           Billings and estimated earnings in excess of costs
                on uncompleted contracts                                      --             (66,750)
           Deferred revenue                                                (10,350)           (9,625)
                                                                      ------------      ------------
      Net cash used in continuing operations                              (202,323)         (223,215)
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property, plant and equipment                            (11,529)           (6,394)
                                                                      ------------      ------------
      Net cash used in investing activities                                (11,529)           (6,394)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of debt                                                       --             (13,197)
      Repayment of capital leases                                           (4,356)           (2,499)
      Repayment on line of credit                                           (2,537)           (5,500)
                                                                      ------------      ------------
      Net cash used in financing activities                                 (6,893)          (21,196)
                                                                      ------------      ------------

Net increase (decrease) in cash and cash equivalents                      (220,745)         (250,805)
Cash and cash equivalents, beginning of period                             382,415           446,833
                                                                      ------------      ------------
Cash and cash equivalents, end of period                              $    161,670      $    196,028
                                                                      ============      ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
      Interest paid                                                   $     10,506      $      3,410
                                                                      ============      ============
      Income taxes paid                                               $       --        $       --
                                                                      ============      ============
   See accompanying notes to the unaudited condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2004

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

     ImproveNet, Inc., a Delaware corporation ("ImproveNet" or "Company"), operates in two business segments:

     Software - the Company licenses, installs and maintains its proprietary e-commerce software products to window and door manufacturers and distributors in the Building Materials Industry (BMI). The software segment consists primarily of products developed by eTechLogix. The Company provides a comprehensive, integrated software platform that enables manufacturers to quickly create a "Pure Internet" true eCommerce solution specifically with regard to their product order configuration packages and electronic catalogs.

     Information Services - under the brand ImproveNet this service provides a source for home improvement information services for homeowners, service providers and suppliers nationwide. The service provider matching service is the process by which homeowners are matched to ImproveNet's network of pre-screened ImproveNet contractors. This was the core business model upon which the Company was founded and has been the primary source of our revenue. Since its inception, we have invested quite heavily in establishing a pool of national remodeling contractors. This is considered to be the core of ImproveNet's business and the major portion of the Company's resources and efforts in the foreseeable future are anticipated to be devoted to further this service.

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

     The unaudited condensed consolidated balance sheet as of March 31, 2004 and the related unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2004 and 2003, and unaudited condensed cash flows for the three months ended March 31, 2004 and 2003 presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consisted of normal recurring items and the elimination of all significant intercompany balances, transactions and stock holdings.

     These interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2003, Annual Report on Form 10-KSB. Interim results are not necessarily indicative of results for a full year.

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

     EARNINGS (LOSS) PER SHARE

     Basic loss per share of common stock was computed by dividing net income
(loss) by the weighted average number of shares outstanding of common stock.

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

NOTE 2 - STOCK OPTIONS

     The Company has adopted FAS No. 123, "Accounting for Stock-Based Compensation". Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by FAS No. 123. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, there is no related compensation expense recorded in the Company's financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the three months ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts presented below:

                                        Three Months Ended March 31,
                                       ------------------------------
                                           2004              2003
                                       ------------      ------------
          Net income (loss):
          As reported                  $      3,584      $   (149,510)
                                       ============      ============
          Pro forma                    $    (94,416)     $   (224,510)
                                       ============      ============

          Income (Loss) per share:
          Basic - As reported          $       0.00      $      (0.00)
                                       ============      ============
          Basic - Pro forma            $      (0.00)     $      (0.01)
                                       ============      ============

          Diluted - As reported        $       0.00      $      (0.00)
                                       ============      ============
          Diluted - Pro forma          $      (0.00)     $      (0.01)
                                       ============      ============

     The fair value of the 700,000 option grants during the quarter ended March 31, 2004 is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of two (2) years, risk-free interest rates of four percent (4%), volatility at 147%, and a zero percent (0%) dividend yield.

NOTE 3 - INDUSTRY SEGMENT DATA

Information concerning operations by industry segment follows (unaudited):

                                                        Three Months Ended March 31,
                                                           2004              2003
                                                       ------------      ------------
          Revenue
                 Software (eTechLogix)                 $    168,625      $    204,900
                 Information Services (ImproveNet)          711,382           602,751
                                                       ------------      ------------
          Total                                             880,007           807,651
                                                       ------------      ------------

          Gross profit
                 Software (eTechLogix)                      134,900           204,900
                 Information Services (ImproveNet)          289,744            72,191
                                                       ------------      ------------
          Total                                             424,644           277,091
                                                       ------------      ------------

          Operating Expenses                                418,093           538,226
                                                       ------------      ------------

          Operating Income (Loss)                             6,551          (261,135)

                 Interest Income                                607             2,787
                 Interest Expense                           (13,633)           (3,410)
                 Relief of Debt                                --             103,876
                 Miscellaneous income                        10,059             8,372
                                                       ------------      ------------
          Operating Income (Loss)                      $      3,584      $   (149,510)
                                                       ============      ============

          Depreciation and Amortization
                 Software (eTechLogix)                 $     21,315      $     19,000
                 Information Services (ImproveNet)             --                --
                                                       ------------      ------------
          Total                                        $     21,315      $     19,000
                                                       ============      ============

          Identifiable assets
                 Software (eTechLogix)                 $    140,145      $    392,268
                 Information Services (ImproveNet)          634,899           451,378
                                                       ------------      ------------
          Total                                        $    775,044      $    843,646
                                                       ============      ============

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

OVERVIEW

BASIS OF PRESENTATION

     On December 23, 2002, Etech Acquisition, Inc., (the "Merger") an Arizona corporation and wholly owned subsidiary of ImproveNet merged with and into eTechLogix, Inc. ("eTech"). Through this Merger, the former shareholders of eTech acquired a controlling interest in ImproveNet and accordingly, the Merger is accounted for as a reverse merger, with eTech being the accounting acquirer of ImproveNet. The Company has treated the Merger as being effective December 31, 2002 as ImproveNet had de minimus operations from December 23, 2002 to December 31, 2002. As such, the pre-merger financial statements present the historic financial position, operations and cash flows of eTech with the December 31, 2002 balance sheet adjusted to consolidate and reflect the fair values assigned to the acquisition balance sheet of ImproveNet.

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

CONVERSION OF SUBORDINATED CONVERTIBLE NOTES PAYABLE

     During July 2002, eTech issued an aggregate of $150,000 of subordinated convertible notes payable to two accredited investors. The notes were secured by substantially all of the Company's assets and were subordinated to the eTech's 9.00% note payable to a bank (Refer to Note 5, Notes Payable on our Form 10-KSB). In conjunction with the issuance of these subordinated convertible notes payable, eTech also issued one-year warrants to purchase an aggregate of 1,500,000 shares of ImproveNet at a purchase price of $0.15 per share. The subscription of the warrants was expressly conditioned upon the closing of the Merger. The Company expensed approximately $81,000 in connection with these warrants to recognize the fair value of the warrants.

     During August 2002, eTech issued an aggregate of $100,000 of subordinated convertible notes payable to accredited investors and officers of eTech (refer to Note 7, Related Party Transactions on our Form 10-KSB). The notes were secured by substantially all of eTech's assets and were subordinated to the $150,000 of aggregate subordinated notes payable discussed above and to the 9.00% note payable to a bank (Refer to Note 5, Notes Payable on our Form 10-KSB).

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

     eTechLogix, Inc. ("eTech"), a wholly-owned subsidiary of ImproveNet, licenses, installs and maintains its proprietary e-commerce software products to companies primarily operating in the building material industry. With regard to our business management and e-commerce software offerings, we have initially focused our business strategy on the window and door manufacturers and distributors niche of the BMI, which accounts for over $25 billion in industry wide annual sales. It encompasses a finite universe of prospective customers with a distinct multi-tiered distribution channel and supply chain procurement processes that can be significantly enhanced with web based Enterprise Commerce Solutions ("ECM"). We provide a comprehensive, integrated software platform that enables manufacturers to quickly create a "Pure Internet" true eCommerce solution specifically with regard to their product order configuration packages and electronic catalogs. eTech was formerly known as First Systech International, Inc. and was originally incorporated in March 1989 in the State of Texas. In July of 1994, eTech relocated to the State of Arizona and incorporated itself under the laws of the State of Arizona.

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

     The forward-looking information set forth in this Form 10-QSB is as of May 17, 2004, and ImproveNet, Inc. undertakes no duty to update this information. Should events occur subsequent to May 17, 2004 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov.

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

Service revenues:
-----------------

     Our service provider matching service is the process by which homeowners are matched to our network of pre-screened ImproveNet contractors. This was the core business model upon which the Company was founded and has been the primary source of our revenue. Since its inception, we have invested quite heavily in establishing a pool of national remodeling contractors. We consider this to be the core of its business and we anticipate the major portion of the Company's resources and efforts in the foreseeable future will be devoted to further this service. Service revenues include lead fees and win fees from ImproveNet's contractor matching service . Lead fees are recognized at the time a homeowner and contractor are matched by the Company and the service provider becomes obligated to pay such fee. Win fees are recognized at the time the service provider or the homeowner notifies the Company that a job has been sold and the service provider becomes obligated to pay such fee. Refunds and credits against the lead fees and win fees are recognized when actually made.

Marketing revenues:
-------------------

     Marketing revenues include co-branding programs surrounding content and site integration. Currently marketing revenues are comprised of cash co-branding programs .

     CASH CO-BRANDING

     Cash co-branding revenues generally are derived from flat rate co-branding engagements in which all impressions delivered to our Web site in a particular home improvement category will be delivered to the co-branding participant over a specified period of time for a fixed monthly fee. Cash co-branding revenues are recognized on a monthly basis.

Allowance for Uncollectible Accounts Receivable
-----------------------------------------------

     We follow the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and our prior history of uncollectible accounts receivable. In the first quarter of 2004, we began utilizing the percentage of sales method to account for bad debt in lieu of our recent practice of utilizing the aging of accounts receivable method for implementing the allowance method of recognizing uncollectible accounts receivable. Both methods are acceptable under Generally Accepted Accounting Principles, and we believe this method fairly estimates uncollectible accounts receivable. This is the first quarter in which this method has been used and has favorably impacted our results of operation for the first quarter ended March 31, 2004. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Taxes
-----

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

     BUSINESS SEGMENTS

     We follow SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue segments of an entity for which this information is available and is utilized by the chief operating decision maker. We operate in two segments: Software development and sales for the building materials industry through eTechLogix and home improvement information services through ImproveNet. Our consolidated statements of operations and cash flows do not reflect operations for year 2002 of the home improvement services segment as this segment was acquired effective December 31, 2002 through the Merger between ImproveNet and eTech but do reflect both segments for year 2003.

RESULTS OF OPERATIONS

REVENUES

     Our revenues increased to approximately $880,000 for the three months ended March 31, 2004 from approximately $808,000 for the three months ended March 31, 2003, an increase of approximately $72,000 or 9%. The increase is primarily due to increased revenues from the Home Improvement Services Segment. The corresponding increase in our accounts receivable (net) was primarily attributable to the increased revenue from the Home Improvement Services Segment with a smaller part of such increase related to software development and sales. In addition, prior to March 2004, our Customer Care Center and operations for the service provider matching service were performed under terms of a services agreement with a Canadian corporation in Nova Scotia, Canada which provides for termination without cause upon 180 days notice by the Canadian corporation. In January 2004, the Canadian corporation provided written notice to us of termination of the services agreement. We have staffed our Scottsdale, Arizona offices for the customer service and operations for the service provider matching service. In March 2004, the transition of our Customer Care Center and operations was made to our Scottsdale, Arizona offices. It is unclear if the transition has been implemented smoothly or if the customer service and operations will be performed adequately in the new location. There is an element of goodwill associated with the customer relationship aspect of the customer service center which could be lost if the services agreement was terminated. We could experience a disruption in customer support, collections of accounts receivable and revenues. The transition of our Customer Care Center operations from the Canadian corporation to our offices in Scottsdale, Arizona during March 2004 may have briefly slowed collection of accounts receivable. However, we anticipate that locating the Customer Care Center in our Scottsdale, Arizona offices will provide benefits over the long term by allowing management to more quickly monitor and respond to the needs of our customers.

     The following table and discussion highlights our approximate revenues for the three months ended March 31, 2004 and 2003:

                                                                 Three months ended March 31,
                                                              2004           2003          Change
                                                           ----------     ----------     ----------
          Revenues
                Software Sales (eTechLogix)                $  169,000     $  205,000     $  (36,000)
                Home Improvement Services (ImproveNet)        711,000        603,000        108,000
                                                           ----------     ----------     ----------
          Total                                            $  880,000     $  808,000     $   72,000
                                                           ==========     ==========     ==========

SOFTWARE SALES (ETECHLOGIX) REVENUES

     eTechLogix revenue decreased to approximately $169,000 for the three months ended March 31, 2004, from approximately $205,000 for the three months ended March 31, 2003, a decrease of approximately $36,000 or 18%. The decrease in eTechLogix's revenue resulted from a decrease in sales of the Company's products and consulting services. eTechLogix relies on eight primary customers for its revenue.

HOME IMPROVEMENT SERVICES (IMPROVENET) REVENUES

     ImproveNet revenue increased to approximately $711,000 for the three months ended March 31, 2004,from approximately $603,000 for the three months ended March 31, 2003, an increase of approximately $108,000 or 18%. The increase in ImproveNet's revenue resulted from the continued building of a network of service providers and an increased number of home improvement projects which were matched to those service providers. ImproveNet revenue consists almost entirely of service revenues from its contractor matching service.

OPERATING EXPENSES

COST OF REVENUES

     Cost of revenues decreased to approximately $455,000 for the three months ended March 31, 2004 from approximately $531,000 for the three months ended March 31, 2003, a decrease of approximately $76,000. The decrease is primarily due to our improvement of website optimization, ROI analysis of home improvement leads sources, and locating new home improvement lead providers, all of which has increased efficiencies in our acquisition of home improvement leads.

     The following table and discussion highlights our approximate cost of revenues for the three months ended March 31, 2004 and 2003:

                                                                 Three months ended March 31,
                                                              2004           2003          Change
                                                           ----------     ----------     ----------
          Cost of revenues
                Software Sales (eTechLogix)                $   34,000     $     --       $   34,000
                Home Improvement Services (ImproveNet)        421,000        531,000       (110,000)
                                                           ----------     ----------     ----------
          Total                                            $  455,000     $  531,000     $  (76,000)
                                                           ==========     ==========     ==========

SOFTWARE SALES (ETECHLOGIX) COST OF REVENUE

      eTechLogix cost of revenues increased to approximately $34,000 for the three months ended March 31, 2004, from zero for the three months ended March 31, 2003. After evaluating the method of accounting for cost of software sales, management has determined that variable costs associated with software sales revenue is approximately twenty percent (20%) of revenues and therefore has been applied as a cost of revenue and reallocated from selling, general, and administrative expenses. This method will be re-evaluate periodically for application as a cost of revenue.

HOME IMPROVEMENT SERVICES (IMPROVENET) COST OF REVENUE

     ImproveNet cost of revenue decreased to approximately $421,000 for the three months ended March 31, 2004, from approximately $531,000 for the three months ended March 31, 2003, a decrease of approximately $110,000 or 21%. The decrease is primarily due to our improvement of website optimization, ROI analysis of home improvement leads sources, and locating new home improvement lead providers, all of which has increase efficiencies in our acquisition of home improvement leads. ImproveNet's cost of revenue consists primarily of the acquisition and processing costs of home improvement leads and the costs of our Customer care Center, which is responsible for management, staffing and processing of our proprietary matching services . During all of year 2003 and up to late March 2004, our Customer Care Center was outsourced. In March 2004, we staffed and transitioned our Customer Care Center operations to our principal offices in Scottsdale, Arizona.

SELLING, GENERAL AND ADMINISTRATIVE

     Our selling, general and administrative expenses decreased to approximately $317,000 for the three months ended March 31, 2004 from approximately $449,000 for the three months ended March 31 2003, a decrease of approximately $132,000 or 29%

     Our selling, general and administrative expenses include payroll and related costs and travel, recruiting, professional and advisory services and other general expenses for our executive, sales, finance, legal, and human resource departments. The decrease in our general and administrative expenses is primarily the result of a decrease in payroll cost.

RESEARCH AND DEVELOPMENT

     Our research and development expenses increased to approximately $101,000 for the three months ended March 31, 2004 from approximately $89,000 for the three months ended March 31, 2003, an increase of approximately $12,000 or 13%.

     Our research and development costs include the payroll and related costs of our technology staff, other costs of Web site design and new technologies required to enhance the performance of our Web site.

     The increase in research and development expenses in 2004 was primarily attributable to increased payroll and related costs associated with improving the functionality and features of www.improvenet.com and work on the integration and improvement of the eTechLogix software products which management believes will benefit us long-term if it is able to implement its sales and marketing strategy.

MARKETING

     Upon review management has determined separating marketing expenses out of selling, general & administrative was not appropriate. Marketing expenses are no longer being reported and discussed as a separate item as of the second quarter 2003.

OTHER REVENUES (EXPENSES)

     Other revenue (expenses) decreased to an expense of approximately $4,000 for the three months ended March 31, 2004 from revenue of approximately $112,000 for the three months ended March 31, 2003, a decrease of approximately $116,000.

     The following table and discussion highlights our approximate other revenues (expenses) for the three months ended March 31, 2004 and 2003:

                                                                Three months ended March 31,
                                                            2004            2003           Change
                                                         ----------      ----------      ----------
          Other Revenues (Expenses)
                Interest income                          $     --        $    3,000      $   (3,000)
                Interest expense and financing costs        (14,000)         (3,000)        (11,000)
                Relief of debt                                 --           104,000        (104,000)
                Miscellaneous income                         10,000           8,000           2,000
                                                         ----------      ----------      ----------
                                                         $   (4,000)     $  112,000      $ (116,000)
                                                         ==========      ==========      ==========

     The decrease in other revenues (expenses) from the prior year quarter is primarily due to a decrease in the relief of debt in the current year quarter.

INCOME TAXES

     We have recorded a 100% valuation allowance against our net deferred tax assets, which arose primarily as a result of our aggregate operating losses. The valuation allowance will remain at this level until such time that we believe that the realization of the net deferred tax assets is more likely than not. Accordingly, our results of operations do not reflect any tax benefits for our reported losses.

LIQUIDITY AND CAPITAL RESOURCES

     During our recent history we have funded our operations and investments in property and equipment through cash from operations, short term borrowing from private lending sources, and proceeds from private placements of convertible debt. Since inception funding sources have also included private placement and public offerings of equity. Our plan is to raise additional funds as needed to fund our operations and investments in property and equipment.

     Cash and cash equivalents totaled approximately $162,000 at March 31, 2004, a decrease of approximately $221,000 or 58% from approximately $383,000 at December 31, 2003. The decrease was primarily due to the $202,000 of cash used in operating activities.

     Cash used in operating activities for the three months ended March 31, 2004 was approximately $202,000, compared to cash used of approximately $223,000 for the three months ended March 31, 2003. Cash used in operating activities in the prior year quarter reflected the impact of the Merger and tender offer obligations as well as our net loss before depreciation, offset by changes in operating assets and liabilities. The cash used in operating activities in the current quarter reflects the changes in the operating assets and liabilities.

     Cash used in investing activities was approximately $12,000 for the three months ended March 31, 2004, an increase of approximately $6,000 above cash used of approximately $6,000 for the three months ended March 31, 2003. In the first three months of both 2004 and 2003 the cash was used to purchase equipment.

     Cash used in financing activities was approximately $7,000 for the three months ended March 31, 2004, a decrease of approximately $14,000 from cash used of approximately $21,000 for the three months ended March 31, 2003. In the first three months of both 2004 and 2003 the cash was used to repay debt.

     We anticipate increased year-over-year sales volume of our primary software products throughout 2004 and thereafter. We also anticipate increased revenues from the expansion of the home improvement information services segment. Expansion of the home improvement services segment will require us to add additional personnel to our Customer Care Center as well as necessitate new investments in additional property and equipment. We continue to research and develop more innovative ways of pricing our services, expanding our core service offerings, and identifying more efficient ways of operating our business. It is probable that we must raise additional capital for any expansion that we may pursue, and therefore we intend to raise additional capital either through a public or private offering of securities.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have, as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date") evaluated the effectiveness of our "disclosure controls and procedures." Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. They include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of their last evaluation.

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

         One arbitration matter in Phoenix, Arizona involved First Systech International, Inc., a predecessor to Etech, our wholly-owned subsidiary. This proceeding concerns the 1998 sale of an ERP software product to a client who is demanding a refund of the purchase price, and First Systech International counterclaimed for the balance due on the contract plus additional work performed and professional expenses of the litigation. The matter was before an arbitrator who recently entered an award against First Systech for $116,886 plus simple interest at 10% per year. Currently, the amount owing is approximately $182,000 including interest to date. First Systech is unable to pay the amount owed and is negotiating a payout over a several year period of the amount owing. It is not clear if a satisfactory payment arrangement can be made.

         In late March 2004, we initiated litigation in Nova Scotia, Canada against the Canadian corporation that had been performing our Customer Care Center and operations for the service provider matching service to enforce and protect our rights under the services agreement regarding our proprietary material. On March 26, 2004, the Canadian court entered an order prohibiting the Canadian corporation from utilizing in any way ImproveNet's proprietary materials and from soliciting or contacting any ImproveNet contractor. At a court hearing in Canada on March 31, 2004, the order entered by the court provided very specific limitations on the Canadian corporation's ability to contact contractors that are participating in our membership program for a specified period of time. The provisions of that agreement were set forth in a writing filed with the Canadian court. Although no further matters are pending before the Canadian court, we are prepared to pursue additional litigation in the Canadian court or by arbitration in Arizona, if necessary, to protect our proprietary material.

ITEM 2. CHANGES IN SECURITIES

         There were no changes in or sales of securities during the first quarter of 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         There were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the first quarter of 2004.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

  EXHIBIT
  NUMBER                 DESCRIPTION OF DOCUMENT
  ------                 -----------------------

31.1 Certification of Jeffrey I. Rassas, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2 Certification of Homayoon J. Farsi, Acting Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1 Certification of Jeffrey I. Rassas, Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

32.2 Certification of Homayoon J. Farsi, Acting Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002


------------------

(b) Reports on Form 8-K

         No Reports on Form 8-K were filed during the first quarter of 2004.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed, May 17, 2004 on its behalf by the undersigned duly authorized.




                                  IMPROVENET, INC.
                                  (Registrant)



                                  By: /s/ Jeffrey I. Rassas
                                  ----------------------------------------------
                                  Jeffrey I. Rassas
                                  Co-Chairman and CEO



                                  By: /s/ Homayoon J. Farsi
                                  ----------------------------------------------
                                  Homayoon J. Farsi, Co-Chairman, President and Acting Chief Financial Officer



Date: May 17, 2004