Form 10QSB
period 2004-06-30
IMPROVENET INC
filed 2004-08-18
CIK 1043561

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ______________________


                                   FORM 10-QSB


(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

                                       OR

    [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ___________ TO ___________.


                        COMMISSION FILE NUMBER 000-29927




                                IMPROVENET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                   77-0452868
--------------------------------------------------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)


                         10799 N. 90TH STREET, SUITE 200
                              SCOTTSDALE, AZ 85260
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (480) 346-0000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES [X]    NO [_]

The number of shares outstanding of the registrant's common stock, $.001 par value, was 53,707,715 as of August 14, 2004.

================================================================================

                                ImproveNet, Inc.

                                   Form 10-QSB

                       For the Quarter Ended June 30, 2004

                                      Index


PART I   FINANCIAL INFORMATION

Item 1   Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2004
         (Unaudited) and December 31, 2003...................................  1

         Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003 (Unaudited)......  2

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 2004 and 2003 (Unaudited).....................  3

         Notes to Unaudited Condensed Consolidated Financial Statements......  4

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................  6

Item 3   Controls and Procedures............................................. 14



PART II  OTHER INFORMATION

Item 1   Legal Proceedings................................................... 15

Item 2   Changes in Securities............................................... 15

Item 3   Defaults upon Senior Securities..................................... 16

Item 4   Submission of Matters to a Vote of Security Holders................. 16

Item 5   Other Information................................................... 16

Item 6   Exhibits and Reports on Form 8-K.................................... 16


SIGNATURES................................................................... 17


Rule 13a-14(a)/15d-14(a) Certifications                   Exhibits 31.1 and 31.2


Section 1350 Certifications                               Exhibits 32.1 and 32.2

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                IMPROVENET, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          JUNE 30,        DECEMBER 31,
                                                                            2004              2003
                                                                        ------------      ------------
                                                                        (unaudited)
Current Assets:
      Cash and cash equivalents                                         $  1,072,627      $    382,415
      Accounts receivable, net                                               494,189           330,472
      Prepaid expenses                                                        48,298             7,833
                                                                        ------------      ------------

         Total Current Assets                                              1,615,114           720,720
                                                                        ------------      ------------

Property and equipment, net                                                   68,707            99,800
                                                                        ------------      ------------

         Total Assets                                                   $  1,683,821      $    820,520
                                                                        ============      ============

Current Liabilities:
      Obligations under capital leases - current portion                      17,824            17,824
      Line of credit                                                          61,532            65,619
      Accounts payable                                                       363,227           378,679
      Accrued compensation                                                        --             1,329
      Accrued customer claims                                                248,005           305,588
      Accrued furniture lease buyout - current portion                        37,500            60,000
      Deferred revenue                                                        37,642            49,292
      Other liabilities and accrued expenses                                 124,869           129,877
                                                                        ------------      ------------

         Total Current Liabilities                                           890,599         1,008,208

Long-Term Liabilities:
      Notes payable -  long-term portion                                          --           400,000
      Obligations under capital leases - long-term portion                     2,122            10,900
      Accrued furniture lease buyout - long-term portion                          --             7,500
                                                                        ------------      ------------

         Total Liabilities                                                   892,721         1,426,608
                                                                        ------------      ------------

Commitments and Contingencies:                                                    --                --

Stockholders' Equity (Deficit)
      Common Stock, $.001 par value, 100,000,000 shares authorized,
         53,767,715 and 39,210,315 shares issued and outstanding at
         June 30, 2004 and December 31, 2003, respectively                    53,768            53,124
      Additional paid-in capital                                           2,700,428           539,770
      Accumulated deficit                                                 (1,963,096)       (1,198,982)
                                                                        ------------      ------------

         Total Stockholders' Equity (Deficit)                                791,100          (606,088)
                                                                        ------------      ------------

         Total Liabilities and Stockholders' Equity                     $  1,683,821      $    820,520
                                                                        ============      ============


                See accompanying notes to the unaudited condensed
                        consolidated financial statements

                                IMPROVENET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 ------------------------------      ------------------------------
                                                    JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                 ------------      ------------      ------------      ------------
                                                     2004              2003              2004              2003
                                                 ------------------------------------------------------------------
Revenues                                         $  1,000,240      $    840,897      $  1,880,247      $  1,648,548
Cost of Revenues                                      389,680           435,863           845,043           966,423
                                                 ------------------------------------------------------------------

Gross Profit                                          610,560           405,034         1,035,204           682,125

Selling, General and Administrative Expenses          582,458           394,878           899,081           844,015
Research and Development Expenses                      96,908           104,399           198,378           193,488
                                                 ------------------------------------------------------------------

Loss from Operations                                  (68,806)          (94,243)          (62,255)         (355,378)

Other Revenues (Expenses)
Interest income                                            --               482               607             3,269
Interest expense and financing costs                 (706,313)           (3,555)         (719,946)           (6,965)
Relief of Debt                                             --                --                --           103,876
Miscellaneous income                                    7,421               928            17,480             9,300
                                                 ------------------------------------------------------------------

Loss from Operations before Income Taxes             (767,698)          (96,388)         (764,114)         (245,898)

Benefit for Income Taxes                                   --                --                --                --
                                                 ------------------------------------------------------------------

Net Loss                                         ($   767,698)     ($    96,388)     ($   764,114)     ($   245,898)
                                                 ==================================================================

LOSS PER SHARE - BASIC AND DILUTED


Net loss per common share - basic                ($      0.02)     $       0.00      ($      0.02)     ($      0.01)
                                                 ==================================================================
Weighted average common shares - basic
and diluted                                        40,422,152        39,210,315        39,778,895        39,210,315
                                                 ==================================================================


                See accompanying notes to the unaudited condensed
                        consolidated financial statements

                                IMPROVENET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                          2004              2003
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                        $   (764,114)     $   (245,898)
      Adjustments to reconcile net income to net
      cash used in operating activities:
           Depreciation and amortization                                    42,623            38,656
           Interest converted to equity                                        740
           Issuance of bonus stock to directors                             11,000
           Issuance of common stock for consulting services                 35,000
           Debt Conversion Expense                                         694,562
           Relief of Debt                                                       --          (103,876)
           Treasury stock subscribed                                            --         1,961,941
      Changes in:
           Accounts receivable, net                                       (163,717)          (18,765)
           Accounts receivable - other                                          --             1,000
           Receivable from stock transfer agent                                 --           594,715
           Costs and estimated earnings in excess of billings
                on uncompleted contracts                                        --           (35,425)
           Prepaid expenses                                                (40,465)          (28,088)
           Accounts payable                                                (15,452)            3,393
           Accrued compensation                                             (1,329)         (183,598)
           Accrued customer claims                                         (57,583)               --
           Accrued furniture lease buyout                                  (30,000)          (15,000)
           Accrued merger and tender offer redemption liabilities               --        (2,378,029)
           Other liabilities and accrued expenses                           (5,008)          267,782
           Billings and estimated earnings in excess of costs
                on uncompleted contracts                                        --           (66,750)
           Deferred revenue                                                (11,650)           (9,625)
                                                                      ------------      ------------
      Net cash used in operations                                         (305,393)         (217,567)
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property, plant and equipment                            (11,530)          (22,104)
                                                                      ------------      ------------
      Net cash used in investing activities                                (11,530)          (22,104)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of debt                                                    (30,000)          (13,197)
      Repayment of capital leases                                           (8,778)           (6,352)
      Proceeds from issuance of common stock                             1,050,000                --
      Proceeds from debt incurred                                               --            75,000
      Repayment on line of credit                                           (4,087)          (10,045)
                                                                      ------------      ------------
      Net cash provided by financing activities                          1,007,135            45,406
                                                                      ------------      ------------

Net increase (decrease) in cash and cash equivalents                       690,212          (194,265)
Cash and cash equivalents, beginning of period                             382,415           446,833
                                                                      ------------      ------------
Cash and cash equivalents, end of period                              $  1,072,627      $    252,568
                                                                      ============      ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
      Interest paid                                                   $     20,326      $      6,965
                                                                      ============      ============
      Income taxes paid                                               $         --      $         --
                                                                      ============      ============

Non-Cash Activity Investing and Finance Activities:
      Conversion of convertible notes payable into Common Stock       $    370,000      $         --
                                                                      ============      ============

      Issuance of common stock for consulting services                $     35,000      $         --
                                                                      ============      ============

                See accompanying notes to the unaudited condensed
                        consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2004


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

     The unaudited condensed consolidated balance sheet as of June 30, 2004 and the related unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2003, and unaudited condensed cash flows for the six months ended June 30, 2004 and 2003 presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consisted of normal recurring items and the elimination of all significant intercompany balances, transactions and stock holdings.

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

NOTE 2 - STOCK OPTIONS

     The company has adopted FAS No. 123, "Accounting for Stock-Based Compensation". Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The company has adopted the disclosure-only provisions, as permitted by FAS No. 123. The company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, there is no related compensation expense recorded in the Company's financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the three months ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts presented below:

                    THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                    --------------------------     -------------------------
                        2004            2003           2004          2003
                        ----            ----           ----          ----

Net loss:
As reported         $ (767,698)     $  (96,388)    $ (764,114)   $ (245,898)
                    ==========      ==========     ==========    ===========
Pro forma           $ (885,700)     $  (96,388)    $ (980,116)   $ (320,898)
                    ==========      ==========     ==========    ===========

Loss per share:
Basic - As reported    $ (0.02)        $ (0.00)      $ (0.02)       $ (0.01)
                    ==========      ==========     =========     ===========
Basic - Pro forma      $ (0.02)        $ (0.00)      $ (0.02)       $ (0.01)
                    ==========      ==========     =========     ===========

     The fair value of the 1,900,016 option grants during the six months ended June 30, 2004 (inclusive of 1,200,016 issued in the quarter ending June 30,
2004) is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of ten (10) years, risk-free interest rates of four percent (4%), volatility varies from 140% to 177%, and a zero percent (0%) dividend yield.

NOTE 3 - INDUSTRY SEGMENT DATA

Information concerning operations by industry segment follows (unaudited):

                                 THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                    2004           2003           2004           2003
                                -----------    -----------    -----------    -----------
Revenue
       Software (eTechLogix)    $   113,301    $    82,350    $   281,926    $   287,250
       Information Services
       (ImproveNet)                 886,939        758,547      1,598,321      1,361,298
                                -----------    -----------    -----------    -----------
Total                             1,000,240        840,897      1,880,247      1,648,548
                                -----------    -----------    -----------    -----------

Gross profit
       Software (eTechLogix)         90,640         68,833        225,540        229,818
       Information Services
       (ImproveNet)                 519,920        336,201        809,664        452,307
                                -----------    -----------    -----------    -----------
Total                               610,560        405,034      1,035,204        682,125
                                -----------    -----------    -----------    -----------

Operating Expenses                  679,366        499,277      1,097,459      1,037,503
                                -----------    -----------    -----------    -----------

Operating Loss                      (68,806)       (94,243)       (62,255)      (355,378)

       Interest Income                  482            607          3,269
       Interest Expense            (706,313)        (3,555)      (719,946)        (6,965)
       Relief of Debt                  --             --             --          103,876
       Miscellaneous income           7,421            928         17,480          9,300
                                -----------    -----------    -----------    -----------
Net Loss                        $  (767,698)   $   (96,388)   $  (764,114)   $  (245,898)
                                ===========    ===========    ===========    ===========

Depreciation and Amortization
       Software (eTechLogix)    $    22,048    $    19,656    $    42,623    $    38,656
       Information Services
       (ImproveNet)                    --             --             --             --
                                -----------    -----------    -----------    -----------
Total                           $    22,048    $    19,656    $    42,623    $    38,656
                                ===========    ===========    ===========    ===========


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


OVERVIEW

BASIS OF PRESENTATION

     The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for the past two years but with a recent private placement now has positive working capital and positive net worth.

     The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company's ability to continue as a going concern.

ACQUISITION

     On December 23, 2002, eTech Acquisition, Inc., an Arizona corporation and wholly-owned subsidiary of ImproveNet, merged with and into eTechLogix, Inc. ("Etech"). This Merger occurred pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated July 30, 2002. Under the terms of the Merger Agreement, eTech paid $500,000 to ImproveNet and incurred $19,000 in costs directly related to the Merger. At the time of the Merger, each outstanding share of eTech Common Stock, no par value per share, was converted into the right to receive and became exchangeable for 5,555.555556 shares of ImproveNet Common Stock, par value $.001 per share. A total of 35,417,750 shares of ImproveNet common stock were issued in the Merger to eleven (11) different shareholders of eTech. Through the Merger, the former directors, who were also shareholders, of eTech collectively received 30,310,740 shares of ImproveNet Common Stock and as a result, acquired control of the Company.

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

     Prior to the closing of the Merger, ImproveNet deposited approximately $2,557,000 with its stock transfer agent for payments to be made under the Tender Offer. In conjunction with the Tender Offer, the Company disbursed a total of approximately $1,962,000 to various pre-merger ImproveNet shareholders in January 2003 resulting in the acquisition of 13,913,975 treasury shares in January 2003. Funds in excess of disbursements of approximately $595,000 were returned to the Company from the stock transfer agent in January 2003.


CONVERSION OF SUBORDINATED CONVERTIBLE NOTES PAYABLE

     During July 2002, eTech issued an aggregate of $150,000 of subordinated convertible notes payable to two accredited investors. The notes are secured by substantially all of the Company's assets and are subordinated to the eTech's 9.00% note payable to a bank . In conjunction with the issuance of these subordinated convertible notes payable, eTech also issued one-year warrants to purchase an aggregate of 1,500,000 shares of ImproveNet at a purchase price of $0.15 per share. The subscription of the warrants was expressly conditioned upon the closing of the Merger. The Company expensed approximately $81,000 in connection with these warrants to recognize the fair value of the warrants.

     During August 2002, eTech issued an aggregate of $100,000 of subordinated convertible notes payable to accredited investors and officers of eTech . The notes are secured by substantially all of eTech's assets and are subordinated to the $150,000 of aggregate subordinated notes payable discussed above and to the 9.00% note payable to a bank.

     All of the subordinated convertible notes payable described above bear interest at a rate of 10.00% per annum and are due two years after the date of issue, provided they are not converted prior to this date. The notes are convertible into common shares of eTech in whole, or in part, at the option of the lender at any time during the term of the note at a rate of one share for every $555.5555556 of debt converted. The notes will automatically be converted if there is a transfer of more than 50% of the voting control of the Company, in one transaction or a series of transactions with ImproveNet directly or by merger or consolidation in which the existing shareholders of eTech do not directly retain more than 50% of the voting control of eTech, or a sale of all or substantially all assets of eTech to ImproveNet or one of ImproveNet's subsidiaries. The shares of eTech that will be received by the note holders if automatic conversion occurs will be converted to shares of ImproveNet using the same conversion rate as all other eTech shares converted in the merger transaction. Immediately prior to the closing of the Merger, all of the subordinated convertible notes payable were converted into shares of Etech common stock and upon closing of the Merger were exchanged into shares of ImproveNet common stock.

     The proceeds of the subordinated notes payable of $250,000 were to be used for a portion of a $500,000 deposit by Etech with ImproveNet. This deposit was made prior to the Merger and in accordance with the Merger Agreement.


SHORT TERM PROMISSORYNOTE

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

PRIVATE PLACEMENT AND CONVERSION OF CONVERTIBLE PROMISSORY NOTES

     On June 24, 2004, we completed a sale of 10,500,000 shares of our common stock, par value $0.001 per share, for $0.10 per share to several accredited investors (collectively, the "Investors"), for an aggregate purchase price of $1,050,000 in a private placement transaction pursuant to provisions of a Common Stock Subscription Agreement dated June 23, 2004 (the "Agreement"). We also granted the Investors 3-year warrants to purchase a total of 8,000,000 shares of our common stock at an exercise price of $0.15 per share. The right to designate a nominee to our Board of Directors was also granted to one of the accredited investors. The funds received will be used for general corporate purposes and to increase our financial flexibility.

     As part of the transaction, the Investors also purchased 1,500,000 shares of common stock from affiliates of three of our officers and directors for an aggregate purchase price $150,000. Each of these three selling parties entered into a lock-up agreement restricting future sales of their common stock for a specified period as well as a voting agreement regarding the accredited investor's designated nominee to our Board of Directors.

     In addition, the principal balance and all accrued interest on $370,000 of the $400,000 outstanding convertible promissory notes we issued to accredited investors in December 2003 were converted into common stock and warrants on similar terms to the private placement (the "Converting Investors") on June 24, 2004 as more specifically set forth in each respective Second Amendment to ImproveNet, Inc. Unsecured Convertible Promissory Note Subscription Agreement and 8% Unsecured Convertible Promissory Note (the "Second Amendments"). A total of 3,707,400 shares of common stock were issued along with 3-year warrants to purchase an additional 2,466,666 shares of common stock at an exercise price of $0.15 per share. We have paid in full the remaining $30,000 of convertible promissory notes in lieu of conversion.

     We have agreed to file a registration statement with the Securities Exchange Commission within sixty days of the closing of the Agreement covering the resale of the common stock by the Investors and the Converting Investors.

ACCOUNTING FOR THE MERGER

     We accounted for this Merger in accordance with SFAS No. 141, "Business Combinations." As discussed above, the former shareholders of eTech acquired a controlling interest in the Company, and accordingly, the transaction has been accounted for as a reverse merger and the total consideration given by eTech of $519,000 has been allocated to the fair values of the pre-merger assets and liabilities of ImproveNet. At the time of the acquisition, the fair value of the net assets of ImproveNet was $361,351 in excess of the consideration given by eTech after all applicable reductions of amounts that otherwise would have been assigned to the acquired assets were considered. This excess is reported in the statement of operations as an extraordinary gain.

     eTech, a wholly-owned subsidiary of ImproveNet, licenses, installs and maintains its proprietary e-commerce software products to companies primarily operating in the building material industry. eTech was formerly known as First Systech

International, Inc. and was originally incorporated in March 1989 in the State of Texas. In July of 1994, eTech relocated to the State of Arizona and incorporated itself under the laws of the State of Arizona.

     ImproveNet was incorporated in California in January 1996, was reincorporated in Deleware in September 1998 and is headquartered in Scottsdale, Arizona. The Company is a source for home improvement information services for homeowners, service providers and suppliers nationwide.

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

     The forward-looking information set forth in this Form 10-QSB is as of August 17, 2004, and ImproveNet, Inc. undertakes no duty to update this information. Should events occur subsequent to August 17, 2004 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov.

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

Service revenues:
-----------------

     Our service provider matching service is the process by which homeowners are matched to our network of pre-screened ImproveNet contractors. This was the core business model upon which the Company was founded and has been the primary source of our revenue. Since its inception, we have invested quite heavily in establishing a pool of national remodeling contractors. We consider this to be the core of our business and we anticipate the major portion of the Company's resources and efforts in the foreseeable future will be devoted to further this service. Service revenues include lead fees and win fees from ImproveNet's contractor matching service. Lead fees are recognized at the time a homeowner and contractor are matched by the Company and the service provider becomes obligated to pay such fee. Win fees are recognized at the time the service provider or the homeowner notifies the Company that a job has been sold and the service provider becomes obligated to pay such fee. Refunds and credits against the lead fees and win fees are recognized when actually made.

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


Allowance for Uncollectible Accounts Receivable
-----------------------------------------------

     We follow the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and our prior history of uncollectible accounts receivable. In the first quarter of 2004, we began utilizing the percentage of sales method to account for bad debt in lieu of our recent practice of utilizing the aging of accounts receivable method for implementing the allowance method of recognizing uncollectible accounts receivable. Both methods are acceptable under Generally Accepted Accounting Principles, and we believe this method fairly estimates uncollectible accounts receivable. The use of the percentage of sales method favorably impacted our results of operation for the first quarter ended March 31, 2004. We continued to utilize the percentage of sales method in the second quarter of 2004. We have determined that additional allowances should be made for uncollectible accounts receivable in the second quarter ended June 30, 2004 as follows: (i) an additional adjustment to the calculation of the percentage of sales method so that it reconciles with the calculation of the aging of receivables method over the six month period ended June 30, 2004, (ii) an additional adjustment to accounts receivable over 60 days to reflect the transition of our Customer Care Center from Canada to Scottsdale, Arizona, and
(iii) an additional allowance to reflect the change in our credit policy with our service providers (i.e. the changed policy reduced the amount of credits given as a percentage of sales during the second quarter of 2004 and the additional allowance was therefore made). The total amount of these additional allowances are reflected in our selling, general and administrative expenses on our consolidated statement of operations for the period ended June 30, 2004. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

RESULTS OF OPERATIONS

REVENUES

     Our revenues increased to approximately $1,880,000 for the six months ended June 30, 2004 from approximately $1,648,000 for the six months ended June 30, 2003, an increase of approximately $232,000 or 14%. The increase is primarily due to increased revenues from the Home Improvement Services Segment. Our revenues increased to approximately $1,000,000 for the quarter ending June 30, 2004 compared with $841,000 for the year earlier period and from $880,000 for the quarter ending March 31, 2004. The increase is primarily due to the increased revenues from the Home Improvement Services Segment.

     The following table and discussion highlights our approximate revenues for the three and six month periods ended June 30, 2004 and 2003:

                                    THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                  2004         2003        Change         2004         2003        Change
                               ----------   ----------   ----------   -----------  -----------   ----------
REVENUES
Software Sales (eTechLogix)    $  113,000   $   82,000   $   31,000   $  282,000   $   287,000   $   (5,000)
Home Improvement Services
(ImproveNet)                      887,000                   759,000    1,598,000     1,361,000      237,000
                               ----------   ----------   ----------   ----------   -----------   ----------
Total                          $1,000,000   $  841,000   $  159,000   $1,880,000   $ 1,648,000   $  232,000
                               ==========   ==========   ==========   ==========   ===========   ==========

SOFTWARE SALES (ETECHLOGIX) REVENUES

     eTechLogix revenue decreased to approximately $282,000 for the six months ended June 30, 2004, from approximately $287,000 for the six months ended June 30, 2003, a decrease of approximately $5,000 or 2%. The decrease in eTechLogix's revenue resulted from a decrease in sales of the company's products and consulting services. eTechLogix relies on eight primary customers for its revenue.

HOME IMPROVEMENT SERVICES (IMPROVENET) REVENUES

     ImproveNet revenue increased to approximately $1,598,000 for the six months ended June 30, 2004, from approximately $1,361,000 for the six months ended June 30, 2003, an increase of approximately $237,000 or 17%. The increase in ImproveNet's revenue resulted from the continued building of a network of service providers and an increased number of home improvement projects which were matched to those service providers. ImproveNet revenue consists almost entirely of service revenues from its contractor matching service. Our home improvement services revenues are reported net of credits provided to our service provider customers.

OPERATING EXPENSES

COST OF REVENUES

     Cost of revenues decreased to approximately $845,000 for the six months ended June 30, 2004 from approximately $966,000 for the six months ended June 30, 2003, a decrease of approximately $121,000 or 13%. The decrease is primarily due to our improvement of website optimization, ROI analysis of home improvement leads sources, and locating new home improvement lead providers, all of which has increased efficiencies in our acquisition of home improvement leads.

     The following table and discussion highlights our approximate cost of revenues for the six months ended June 30, 2004 and 2003:


                                                 SIX MONTHS ENDED JUNE 30,
                                              2004         2003        Change
                                           ----------   ----------   ----------
Cost of revenues
   Software Sales (eTechLogix)             $   56,000   $   57,000   $   (1,000)
   Home Improvement Services (ImproveNet)     789,000      909,000     (120,000)
                                           ----------   ----------   ----------
Total                                      $  845,000   $  966,000   $ (121,000)
                                           ==========   ==========   ==========


SOFTWARE SALES (ETECHLOGIX) COST OF REVENUE

     eTechLogix cost of revenues decreased to approximately $56,000 for the six months ended June 30, 2004, from approximately $57,000 for the six months ended June 30, 2003. The decline in eTechLogix's cost of revenue is primarily a result of a decrease in sales in the current year over the prior year reported period. After evaluating the method of accounting for cost of software sales, management has determined that variable costs associated with software sales revenue is approximately twenty percent (20%) of revenues and therefore has been applied as a cost of revenue and reallocated from selling, general, and administrative expenses. This method was originally implemented in the first quarter of 2004 and will be re-evaluated periodically for application as a cost of revenue.

HOME IMPROVEMENT SERVICES (IMPROVENET) COST OF REVENUE

     ImproveNet cost of revenue decreased to approximately $789,000 for the six months ended June 30, 2004, from approximately $909,000 for the six months ended June 30, 2003, a decrease of approximately $120,000 or 13%. The decrease is primarily due to our improvement of website optimization, ROI analysis of home improvement leads sources, and locating new home improvement lead providers, all of which has increased efficiencies in our acquisition of home improvement leads. The move of our Customer Care Center from Canada to our Scottsdale, Arizona offices for the customer service and operations for the service provider matching service in March 2004 has also contributed to a minor extent to the decrease in the cost of revenues. ImproveNet's cost of revenue consists primarily of the acquisition and processing costs of home improvement leads and the costs of our Customer Care Center, which is responsible for management, staffing and processing of our proprietary matching services. During all of year 2003 and up to late March 2004, our Customer Care Center was outsourced.

SELLING, GENERAL AND ADMINISTRATIVE

     Our selling, general and administrative expenses increased to approximately $899,000 for the six months ended June 30, 2004 from approximately $844,000 for the six months ended June 30, 2003, an increase of approximately $55,000 or 7%.

     Our selling, general and administrative expenses include payroll and related costs and travel, recruiting, professional and advisory services and other general expenses for our executive, sales, finance, legal, and human resource departments. The decrease in our general and administrative expenses is primarily the result of a decrease in payroll cost. The total amount of the additional allowances made for uncollectible accounts receivable are included in our selling, general and administrative expenses for the six months ended June 30, 2004.

RESEARCH AND DEVELOPMENT

     Our research and development expenses increased to approximately $198,000 for the six months ended June 30, 2004 from approximately $193,000 for the six months ended June 30, 2003, an increase of approximately $5,000 or 3%.

     Our research and development costs include the payroll and related costs of our technology staff, other costs of Web site design and new technologies required to enhance the performance of our Web site.

     The increase in research and development expenses in 2004 was primarily attributable to increased payroll and related costs associated with improving the functionality and features of www.improvenet.com and work on the integration and improvement of the eTechLogix software products which management believes will benefit us long-term if we are successful in implementing our sales and marketing strategy.

MARKETING

     Upon review management has determined separating marketing expenses out of selling, general & administrative was not appropriate. Marketing expenses are no longer being reported and discussed as a separate item as of the second quarter 2003.

OTHER REVENUES (EXPENSES)

     Other revenue (expenses) decreased to an expense of approximately $702,000 for the six months ended June 30, 2004 from revenue of approximately $109,000 for the six months ended June 30, 2003, a decrease of approximately $811,000.

     The following table and discussion highlights our approximate other revenues (expenses) for the three months ended June 30, 2004 and 2003:


                                                 SIX MONTHS ENDED JUNE 30,
                                              2004         2003        Change
                                           ----------   ----------   ----------
Other Revenues (Expenses)
   Interest income                            $ 1,000      $ 3,000   $   (2,000)
   Interest expense and financing costs      (720,000)      (7,000)    (713,000)
   Relief of debt                                 --       104,000     (104,000)
   Miscellaneous income                        17,000        9,000        8,000
                                           ----------   ----------   ----------
                                           $ (702,000)  $  109,000   $ (811,000)
                                           ==========   ==========   ==========


     The decrease in other revenues (expenses) from the prior year quarter is primarily due to financing costs related to the conversion of $370,000 of the convertible promissory notes during the quarter and the issuance of warrants related thereto.

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

LIQUIDITY AND CAPITAL RESOURCES

     During our recent history we have funded our operations and investments in property and equipment through cash from operations, short term borrowing from private lending sources, and proceeds from private placements of convertible debt. Since inception funding sources have also included private placement and public offerings of equity. The funds raised through the private placement at the end of the second quarter of 2004 are expected to provide sufficient liquidity for the operation of our business and investments in property and equipment for the next 12 months and possibly for additional periods thereafter..

     Cash and cash equivalents totaled approximately $1,073,000 at June 30, 2004, an increase of approximately $690,000 or 180% from approximately $383,000 at December 31, 2003. The increase was primarily due to the $1,050,000 proceeds from the recent private placement.

     Cash used in operating activities for the six months ended June 30, 2004 was approximately $305,000, compared to cash used of approximately $218,000 for the six months ended June 30, 2003. We continue to experience slowed collection activity which is partly reflected in our increased accounts receivable balance. The cash used in operating activities in the current quarter reflects the changes in the operating assets and liabilities. Cash used in operating activities in the prior year first six months period reflected the impact of the Merger and tender offer obligations as well as our net loss before depreciation, offset by changes in operating assets and liabilities.

     Cash used in investing activities was approximately $12,000 for the six months ended June 30, 2004, a decrease of approximately $10,000 above cash used of approximately $22,000 for the six months ended June 30, 2003. In the first six months of both 2004 and 2003 the cash was used to purchase equipment.

     Cash provided by financing activities was approximately $1,007,000 for the six months ended June 30, 2004, an increase of approximately $962,000 from cash provided of approximately $45,000 for the six months ended June 30, 2003. The increase was primarily due to the proceeds from the recent private placement, offset by cash used to repay $30,000 of the convertible promissory notes that did not convert.

     We anticipate increased revenues from the expansion of the home improvement information services segment throughout 2004 and thereafter. Expansion of the home improvement services segment will require us to add additional personnel to our Customer Care Center as well as necessitate new investments in additional property and equipment. We continue to research and develop more innovative ways of pricing our services, expanding our core service offerings, and identifying more efficient ways of operating our business. We continue to experience challenges in expanding sales volume of our primary software products due to a market which is slow to adapt new technologies and increasing competition.

     The additional funds from the expected increase in sales of our home improvement information services segment, continued software sales and the completed private placement will be used to finance continued operations and increase the Company's sales and marketing functions.

     Our operating losses have limited our ability to obtain vendor credit or extended payment terms and bank financing on favorable terms; accordingly, we depend on our cash and cash equivalent balances to fund our operations.

     With funds received from the private placement completed in June 2004, we expect that our available cash resources will be sufficient to meet our anticipated needs for operations and capital expenditures during the next 12 months and possibly for additional periods thereafter. We will strive to make ongoing realignments, if required, to achieve positive cash flow with our existing cash resources. We are additionally decreasing our marketing and other operating expenditures to assist us in maintaining our available cash resources. We may need to raise additional funds in order to develop new or enhance existing services, to respond to competitive pressures or to acquire complementary businesses, services or technologies. No assurances can be made that the funds received from the recent private placement will be adequate or sufficient to fund expansion, react to competitive pressures, or take advantage of unanticipated opportunities that we may identify.

     As a result of the above factors, our auditors have removed the qualification in their opinion to our financial statements doubting our ability to continue as a going concern.

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

     One arbitration matter in Phoenix, Arizona involved First Systech International, Inc., a predecessor to Etech, our wholly-owned subsidiary. This proceeding concerns the 1998 sale of an ERP software product to a client who is demanding a refund of the purchase price, and First Systech International counterclaimed for the balance due on the contract plus additional work performed and professional expenses of the litigation. The matter was before an arbitrator who recently entered an award against First Systech for $116,886 plus simple interest at 10% per year. Recently, First Systech International reached agreement with Friedman Corporation ("friedman") pursuant to terms and conditions of a Repayment and Security Agreement effective May 25, 2004 (the "Agreement") which finalizes a payment plan for First Systech International's obligations for the arbitration award that Friedman has paid. The amount owing is approximately $182,000 with interest accruing at 8% per annum from April 2, 2004 and attorney's fees incurred by Friedman in the minimum amount of $4,500 and not to exceed $10,000 as set forth therein. Payments of $5,000 per month commencing June 20, 2004 are to be made with annual increases of a minimum of $5,000 per month until the outstanding balance is paid in full. The payments due June 20 and July 20, 2004 were made timely. Pursuant to provisions of the Agreement, First Systech International has granted a security interest and lien on all of its assets to secure performance of its obligations under the Agreement. First Systech International continues to maintain ownership of all of the assets that it has pledged. The Agreement allows First Systech International to quantify its specific payment obligations for the arbitration award.

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


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     On June 24, 2004, we completed a sale of 10,500,000 shares of our common stock, par value $0.001 per share, for $0.10 per share to several accredited investors (collectively, the "Investors"), for an aggregate purchase price of $1,050,000 in a private placement transaction pursuant to provisions of a Common Stock Subscription Agreement dated June 23, 2004 (the "Agreement"). We also granted the Investors warrants to purchase a total of 8,000,000 shares of our common stock at an exercise price of $0.15 per share.

     In addition, the principal balance and all accrued interest on $370,000 of the $400,000 outstanding convertible promissory notes issued to accredited investors by the Company in December 2003 were converted into common stock and warrants on similar terms to the private placement (the "Converting Investors") on June 24, 2004 as more specifically set forth in each respective Second Amendment to ImproveNet, Inc. Unsecured Convertible Promissory Note Subscription Agreement and 8% Unsecured Convertible Promissory Note (the "Second Amendments"). A total of 3,707,400 shares of common stock were issued along with 3-year warrants to purchase an additional 2,466,666 shares of common stock at an exercise price of $0.15 per share.

     There were no underwriters involved in these transactions, and no underwriting discounts or commissions paid.

     The securities were issued on the basis of the statutory exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), or Regulation D promulgated thereunder or another exemption under the Act, or both, relating to transactions by an issuer not involving any public offering and under similar exemptions under certain state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     There were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the second quarter of 2004.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
------                             -----------------------

10.36 Commercial Office Lease by and between Phil and Brenda Frandsen and the Registrant
31.1 Certification of Jeffrey I. Rassas, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2 Certification of Homayoon J. Farsi, Acting Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1     Certification of Jeffrey I. Rassas, Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley
         Act of 2002
32.2 Certification of Homayoon J. Farsi, Acting Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002


(b) Reports on Form 8-K

         Report on Form 8-K filed May 24, 2004 regarding the press release announcing results of operations for the quarter ended March 31, 2004.

         Report on Form 8-K filed June 7, 2004 regarding the payment plan and security therefore of eTechLogix, Inc. to Friedman Corporation.

         Report on Form 8-K filed June 28, 2004 regarding the private placement with accredited investors and conversion of the convertible promissory notes.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed, August 18, 2004 on its behalf by the undersigned duly authorized.

                                IMPROVENET, INC.
                                (Registrant)



                                By: /s/ Jeffrey I. Rassas
                                    -----------------------------
                                    Jeffrey I. Rassas
                                    Co-Chairman and CEO



                                By: /s/ Homayoon J. Farsi
                                    -----------------------------
                                    Homayoon J. Farsi, Co-Chairman, President
                                    and Acting Chief Financial Officer



Date: August 18, 2004