Form 10QSB
period 2004-09-30
IMPROVENET INC
filed 2004-11-15
CIK 1043561

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ______________________


                                   FORM 10-QSB


 (Mark One)

    [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

The number of shares outstanding of the registrant's common stock, $.001 par value, was 54,198,885 as of November 1, 2004.

================================================================================

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements............................................    3
           Condensed Consolidated Balance Sheets as of September 30, 2004
               (Unaudited) and December 31, 2003...........................    3
           Unaudited Condensed Consolidated Statements of Operations
               for the three months and nine months ended September 30,
               2004 and 2003...............................................    4
           Unaudited Condensed Consolidated Statement of Shareholders'
                Equity for the nine months ended September 30, 2004........    5
           Unaudited Condensed Consolidated Statements of Cash Flows
               for the nine months ended September 30, 2004 and 2003.......    6
           Notes to Unaudited Condensed Consolidated Financial Statements..    7
Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................   13
Item 3.    Controls and Procedures.........................................   22

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings...............................................   22
Item 2.    Changes in Securities and Small Business Issuer Purchases
               of Equity Securities........................................   22
Item 3.    Defaults Upon Senior Securities.................................   22
Item 4.    Submission of Matters to a Vote of Security Holders.............   23
Item 5.    Other Information...............................................   23
Item 6.    Exhibits and Reports on Form 8-K................................   23
Signatures.................................................................   23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                IMPROVENET, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            September 30,     December 31,
                                                                                                 2004             2003
                                                                                             -----------      -----------
                               ASSETS                                                           (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents .........................................................     $   842,513      $   382,415
     Restricted cash and cash equivalents ..............................................         100,000             --
     Accounts receivable (net of allowance of approximately $334,000 and
          $275,000 as of September 30, 2004 and December 31, 2003, respectively) .......         313,943          330,472
     Prepaid expenses and other current assets .........................................          63,175            7,833
                                                                                             -----------      -----------

          Total current assets .........................................................       1,319,631          720,720

PROPERTY AND EQUIPMENT, NET ............................................................         128,771           99,800
                                                                                             -----------      -----------

          TOTAL ASSETS .................................................................     $ 1,448,402      $   820,520
                                                                                             ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ..................................................................     $   272,551      $   378,679
     Accrued litigation related costs ..................................................         315,364          405,137
     Line of credit ....................................................................          89,806           65,619
     Accrued expenses and other current liabilities ....................................         234,834          158,773
                                                                                             -----------      -----------

          TOTAL CURRENT LIABILITIES ....................................................         912,555        1,008,208

CONVERTIBLE NOTES PAYABLE ..............................................................            --            400,000
WARRANTS PENDING REGISTRATION ..........................................................         341,451             --
OTHER LIABILITIES ......................................................................            --             18,400
                                                                                             -----------      -----------

          TOTAL LIABILITIES ............................................................       1,254,006        1,426,608
                                                                                             -----------      -----------

MEZZANINE FINANCING (10,500,000 COMMON SHARES PENDING REGISTRATION) ....................         621,500             --
                                                                                             -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $0.001 par value; 100,000,000 shares authorized; 43,647,715 shares issued and outstanding as of September 30, 2004; 53,124,290 shares
          issued and 39,210,315 shares outstanding as of December 31, 2003 .............          43,648           53,124
     Additional paid-in-capital ........................................................       1,699,867          539,770
     Accumulated deficit ...............................................................      (2,170,619)      (1,198,982)
                                                                                             -----------      -----------

                                                                                                (427,104)        (606,088)
     Less: Treasury stock at cost; nil and 13,913,975 Common Shares as of
           September 30, 2004 and December 31, 2003 ....................................            --               --
                                                                                             -----------      -----------

          TOTAL SHAREHOLDERS' EQUITY ...................................................        (427,104)        (606,088)
                                                                                             -----------      -----------

          TOTAL LIABILITIES, MEZZANINE FINANCING AND SHAREHOLDERS' EQUITY ..............     $ 1,448,402      $   820,520
                                                                                             ===========      ===========

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IMPROVENET, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended                   Nine Months Ended
                                                                   September 30,                        September 30,
                                                           ------------------------------      ------------------------------
                                                               2004              2003              2004              2003
                                                           ------------      ------------      ------------      ------------
Revenue ..............................................     $    864,506      $    877,276      $  2,744,753      $  2,525,823
Cost of revenue ......................................          338,408           314,488           897,125           934,770
                                                           ------------      ------------      ------------      ------------

Gross profit .........................................          526,098           562,788         1,847,628         1,591,053
Selling, general and administrative expense ..........          850,261           663,950         2,234,045         2,047,592
                                                           ------------      ------------      ------------      ------------

Loss from operations .................................         (324,163)         (101,162)         (386,417)         (456,539)

Other income (expense)
     Interest income .................................             --                 278               607             3,547
     Interest expense and financing costs ............           (5,401)           (7,827)         (725,347)          (14,792)
     Relief of debt ..................................           32,026              --              32,026           103,876
     Miscellaneous income ............................           90,013             2,088           107,494            11,388
                                                           ------------      ------------      ------------      ------------

Net loss attributable to Common Shareholders .........     $   (207,525)     $   (106,623)     $   (971,637)     $   (352,520)
                                                           ============      ============      ============      ============

Basic and diluted loss per share:
     Loss per share - basic and diluted ..............     $      (0.00)     $      (0.00)     $      (0.02)     $      (0.01)
                                                           ============      ============      ============      ============
     Weighted average Common Shares outstanding -
          basic and diluted ..........................       53,857,621        39,210,315        44,554,672        39,210,315
                                                           ============      ============      ============      ============

               The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IMPROVENET, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                Common Stock               Additional                         Total
                                        ----------------------------        Paid-In       Accumulated     Shareholders'
                                          Shares           Amount           Capital         Deficit          Deficit
                                        -----------      -----------      -----------     -----------      -----------
Balances, December 31, 2003 .......      53,124,290      $    53,124      $   539,770     $(1,198,982)     $  (606,088)
Retirement of treasury stock ......     (13,913,975)         (13,913)          13,913            --               --
Conversion of 8% convertible
     promissory notes .............       3,707,400            3,707        1,041,982            --          1,045,689
Stock-based compensation ..........         690,000              690           98,242            --             98,932
Exercise of stock options .........          40,000               40            5,960            --              6,000
Net loss ..........................            --               --               --          (971,637)        (971,637)
                                        -----------      -----------      -----------     -----------      -----------

Balances, September 30, 2004 ......      43,647,715      $    43,648      $ 1,699,867     $(2,170,619)     $  (427,104)
                                        ===========      ===========      ===========     ===========      ===========



           The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IMPROVENET, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended September 30,
                                                                                  ------------------------------
                                                                                      2004              2003
                                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...............................................................     $   (971,637)     $   (352,520)
     Adjustments to reconcile net loss to net cash flows
         from operating activities -
              Depreciation ..................................................           62,432            59,756
              Non-cash stock-based compensation .............................           98,932              --
              Changes in the fair value of warrants pending registration ....          (87,049)             --
              Induced conversion of 8% convertible promissory notes .........          694,562              --
              Relief of debt ................................................          (32,026)         (103,876)
              Treasury stock subscribed .....................................             --           1,961,941
              Increase (decrease) in accounts receivable allowance ..........           58,500           (57,797)
              Other non-cash items ..........................................              740             5,000
         Changes in operating assets and liabilities
                  Accounts receivable .......................................          (41,971)          (13,739)
                  Prepaid expenses and other current assets .................          (55,342)          (14,284)
                  Receivable from stock transfer agent ......................             --             594,715
                  Accounts payable ..........................................         (106,128)          103,111
                  Accrued litigation related costs ..........................          (89,774)             --
                  Accrued expenses and other current liabilities ............          147,956          (153,868)
                  Accrued eTechLogix merger costs ...........................             --          (2,378,029)
                                                                                  ------------      ------------

                                                                                      (320,805)         (349,590)
                                                                                  ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment .....................................          (34,897)          (22,104)
     Capitalization of software and website development costs ...............          (56,506)             --
                                                                                  ------------      ------------

                                                                                       (91,403)          (22,104)
                                                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the private placement of Common Shares and warrants ......        1,050,000              --
     Borrowings (repayments) on line of credit ..............................           24,187           (11,385)
     Change in restricted cash and cash equivalents .........................         (100,000)             --
     Proceeds from notes payable ............................................             --              75,000
     Principal repayments of notes payable and capital lease obligations ....          (88,268)          (23,530)
     Proceeds from the exercise of options and warrants .....................            6,000              --
     Fees paid for financing transactions ...................................          (19,613)             --
                                                                                  ------------      ------------

                                                                                       872,306            40,085
                                                                                  ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............................          460,098          (331,609)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............................          382,415           446,833
                                                                                  ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ....................................     $    842,513      $    115,224
                                                                                  ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
         Interest paid ......................................................     $     30,786      $      9,913
                                                                                  ============      ============
         Income taxes paid ..................................................     $       --        $       --
                                                                                  ============      ============

     Non-cash activities:
         Conversion of notes payable into Common Stock ......................     $    370,000      $       --
                                                                                  ============      ============



        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IMPROVENET, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.  ORGANIZATION OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of ImproveNet, Inc. and its wholly owned subsidiary, eTechLogix, Inc. (collectively, "ImproveNet", "we", "us" or "our"). We operate in two business segments: (i) Home improvement information services and (ii) Software development and sales. The home improvement information services segment, under the brand ImproveNet, provides a source for home improvement information services for homeowners, service providers and suppliers nationwide. The software development and sales segment markets, licenses, installs and maintains our proprietary e-commerce software products to companies primarily operating in the Building Materials Industry ("BMI"). The software development and sales segment consists primarily of products developed by eTechLogix, Inc.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The accounting policies followed in the preparation of these interim condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2003, as filed on Form 10-KSB. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-KSB for the year ended December 31, 2003. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation. Operating results for interim periods are not necessarily indicative of the results for full years. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in our annual report on Form 10-KSB for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts and credits, liabilities for potential litigation and deferred taxes.

Basic earnings (loss) per share is calculated by dividing income (loss) available to Common Shareholders by the weighted average number of Common Shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of Common Stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible instruments using the if-converted method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses attributable to Common Shareholders for the three and nine months ended September 30, 2004 and 2003, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Dilutive securities not included in the diluted loss per share calculation are as follows (unaudited):

                                                      Three Months Ended            Nine Months Ended
                                                         September 30,                 September 30,
                                                   -------------------------    --------------------------
                                                      2004           2003           2004           2003
                                                   ----------     ----------     ----------     ----------
     Options to purchase Common Shares .......      1,033,271        639,712        835,973        491,666
     Warrants to purchase Common Shares ......      3,631,110        646,079      1,457,189        404,562
                                                   ----------     ----------     ----------     ----------

     Dilutive securities .....................      4,664,381      1,285,791      2,293,162        896,228
                                                   ==========     ==========     ==========     ==========

2.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                IMPROVENET, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

                                                   September 30,    December 31,
                                                        2004            2003
                                                     ----------      ----------
                                                    (Unaudited)

     Furniture and fixtures ....................    $  234,124      $  193,686
     Equipment .................................       216,269         234,123
     Software and website development costs ....        68,820            --
     Leasehold improvements ....................        12,171          12,171
                                                    ----------      ----------

                                                       531,384         439,980
     Less:  Accumulated depreciation ...........      (402,613)       (340,180)
                                                    ----------      ----------

     Property and equipment, net ...............    $  128,771      $   99,800
                                                    ==========      ==========

ImproveNet capitalizes internally developed software and website development costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to estimated economic life and changes in software and hardware technologies. During the three and nine months ended September 30, 2004, we capitalized a total of approximately $57,000 of internally developed software and website development costs.

3.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                    September 30,   December 31,
                                                        2004           2003
                                                     ----------     ----------
                                                     (Unaudited)
     Accrued lead costs ........................     $   90,851     $   22,321
     Accrued compensation ......................         47,006          1,329
     Deferred revenue ..........................         48,558         49,292
     Obligations under capital leases ..........         37,957         77,824
     Other current liabilities .................         10,462          8,007
                                                     ----------     ----------

     Total accrued expenses and other
        current liabilities ....................     $  234,834     $  158,773
                                                     ==========     ==========

4.  LINE OF CREDIT

During September 2004 we entered into a line of credit for $100,000 with a national banking association. Interest accrues on all funds advanced on the line of credit at 1/4 point over the bank's prime lending rate. The maturity of the line of credit facility is September 14, 2005, at which time the payment of all outstanding principal and accrued interest is due. There is no penalty for prepayment of outstanding amounts prior to maturity. We have secured our obligations under the line of credit with the pledge of a certificate of deposit, accordingly, $100,000 is classified as restricted cash on the accompanying financial statements as of September 30, 2004. No amounts were drawn on the line of credit at September 30, 2004.

Separately, we have an unsecured $95,000 line of credit agreement with a bank through our subsidiary eTechLogix, Inc. The agreement calls for interest at the bank's prime rate plus 2.75% and is due on demand. We had outstanding balances on this line of credit of approximately $90,000 and $66,000 as of September 30, 2004 and December 31, 2003, respectively.

5.  FINANCING TRANSACTION

During June 2004, ImproveNet raised $1,050,000, from the sale of 10,500,000 Common Shares and three-year warrants to purchase 8,000,000 Common Shares at a strike price of $0.15 per share in a private placement transaction to several accredited investors (collectively, the "Investors"). The proceeds were allocated to the Common Shares and warrants based on the relative fair value of

                                IMPROVENET, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

each security at the time of issuance with $621,500 allocated to the Common Shares and $428,500 allocated to the warrants. Due to the nature of certain potential financial penalties related to registration rights granted to the Investors, the most substantive of which would require ImproveNet to rescind the transaction at the option of the Investors should the applicable registration statement not be declared effective and remain effective by March 1, 2005, the shares of Common Stock have been classified outside of equity as mezzanine financing and the warrants to purchase Common Stock have been classified as a liability. The Common Shares and warrants will continue to be classified in this manner until such registration statement is declared effective, at which time the amounts will be reclassified to equity. Prior to the registration statement being declared effective, changes in the fair value of the warrants will be recognized as other income or expense in our statement of operations. Changes in the fair value of the warrants resulted in other income of approximately $87,000 for the three and nine months ended September 30, 2004. The Common Shares and warrants will be re-classified to equity during the fourth quarter of 2004 as the underlying registration statement was declared effective during October 2004. We will recognize additional other income during the fourth quarter of 2004 of approximately $75,000 as a result of changes in the fair value of the warrants during the fourth quarter of 2004 prior to the registration statement being declared effective. In connection with the sale, we granted the right to designate a nominee to our Board of Directors to one of the Investors.

As part of the financing transaction described above, the Investors also purchased 1,500,000 Common Shares from affiliates of three of our officers and directors for an aggregate purchase price of $150,000. Each of these three selling parties entered into a lock-up agreement restricting future sales of their common stock for a specified period, as well as a voting agreement regarding the accredited investor's designated nominee to our Board of Directors.

Separately, during June 2004 holders of $370,000 of principal of our 8.0% convertible promissory notes (the "Converting Investors") elected to convert the then outstanding principal and interest to Common Shares and warrants on similar terms to the private placement offering described above. The conversion resulted in the issuance of 3,707,400 Common Shares and three-year warrants to purchase 2,466,666 Common Shares at a strike price of $0.15 per share. Due to the modified conversion terms associated with this conversion, we recognized a charge in the amount of approximately $695,000. The remaining $30,000 of the then outstanding principal of the 8.0% convertible promissory notes, which was with affiliates of ImproveNet, was repaid in the second quarter of 2004.

6.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of, or incidental to, our operations. We are currently engaged in various legal proceedings that are incidental to our business that could materially affect our business should an adverse judgment be entered against us. We intend to vigorously defend these claims and expect to prevail in all cases. In connection with the defense of these claims and the settlement of previous claims, we have accrued approximately $315,000 and $405,000 as of September 30, 2004 and December 31, 2003, respectively, which represents our best estimate of future costs associated with these claims.

One arbitration matter in Phoenix, Arizona involved First Systech International, Inc., a predecessor to eTechLogix, our wholly-owned subsidiary. This proceeding concerns the 1998 sale of an Enterprise Resource Planning software product to a former client who demanded a refund of the purchase price. The matter was before an arbitrator who entered an award against First Systech for $116,886 plus simple interest at 10% per year. First Systech International reached agreement with Friedman Corporation ("Friedman") pursuant to terms and conditions of a Repayment and Security Agreement effective May 25, 2004 (the "Agreement") which finalizes a payment plan for First Systech International's obligations for the arbitration award that Friedman has paid. The final amount owed under the Agreement is approximately $182,000 with interest accruing at 8% per annum from April 2, 2004 and attorney's fees incurred by Friedman in the minimum amount of $4,500 and not to exceed $10,000 as set forth therein. Payments of $5,000 per month commenced June 20, 2004 and will continue until the outstanding balance is paid in full. Future payments will be subject to annual increases of a minimum of $5,000 per month. Pursuant to provisions of the Agreement, First Systech International has granted a security interest and lien on all of its assets to secure performance of its obligations under the Agreement. First Systech International continues to maintain ownership of all of the assets that it has pledged. Amounts due under the Agreement are included in the accrual discussed above.

OTHER CONTRACTUAL ARRANGEMENTS

                                IMPROVENET, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

During September 2004 we entered into an exclusive licensing agreement for the use of the phone number and website domain name related to "1-800-Contractor" (the "Licensed Property"). The licensor receives a percentage of the gross revenue collected from our use of the Licensed Property, payable on a monthly basis during the term of the licensing agreement, which is subject to annual minimum payments to the licensor. Improvenet also has an option to purchase the Licensed Property. The term of the licensing agreement is for 100 years subject to the following early termination provisions: ImproveNet may terminate the licensing agreement at our election or upon exercise of our option to purchase the Licensed Property. The licensor may terminate the licensing agreement for
(i) ImproveNet's failure to make required payments timely, (ii) ImproveNet's failure to comply with its obligations under the licensing agreement after written notice of such failure or (iii) the proper revocation or suspension of ImproveNet's authority to do business in its state of incorporation or the state where our principal office is located. As of September 30, 2004, we were in the process of developing the 1-800-Contractor product, accordingly, no amounts were due during the third quarter of 2004 related to this agreement.

7.  STOCK-BASED COMPENSATION

We have stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Such unaudited pro forma information, determined as if we had accounted for our employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table (unaudited):

                                                                            Three Months Ended              Nine Months Ended
                                                                               September 30,                  September 30,
                                                                        ---------------------------    ---------------------------
                                                                            2004           2003            2004           2003
                                                                        ------------   ------------    ------------   ------------
     Net loss attributable to Common Shareholders as reported .....     $   (207,525)  $   (106,623)   $   (971,637)  $   (352,520)
     Stock-based employee compensation expense
          pursuant to SFAS No. 123, net of tax ....................          (20,588)        (3,783)        (55,688)        (8,067)
                                                                        ------------   ------------    ------------   ------------
     Pro forma net loss attributable to Common Shareholders .......     $   (228,113)  $   (110,406)   $ (1,027,325)  $   (360,587)
                                                                        ============   ============    ============   ============

     Basic and diluted loss per share:
          As reported .............................................     $      (0.00)  $      (0.00)   $      (0.02)  $      (0.01)
                                                                        ============   ============    ============   ============
          Pro forma ...............................................     $      (0.00)  $      (0.00)   $      (0.02)  $      (0.01)
                                                                        ============   ============    ============   ============

The fair value of options granted to September 30, 2004, was estimated using the Black-Scholes option pricing model using the following assumptions:

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                         2004            2003            2004            2003
                                                       --------        --------        --------        --------
     Annual dividend yield .....................           --              --              --              --
     Weighted-average expected life (years) ....       10 years        10 years        10 years        10 years
     Risk-free interest rate ...................              4%              4%              4%              4%
     Volatility ................................            147%            119%            147%            129%

Details of our 1996 Stock Option Plan and 1999 Equity Incentive Plan are described in our consolidated financial statements for the year ended December 31, 2003 as filed on Form 10-KSB. During the nine months ended September 30, 2004, 690,000 Common Shares and 1,266,684 options to purchase Common Shares were granted from the 1999 Equity Incentive Plan. During the nine months ended September 30, 2004, 40,000 options were exercised for proceeds of $6,000. As of September 30, 2004, the aggregate number of options outstanding entitled holders to purchase 3,272,675 Common Shares at prices ranging from $.05 to $6.25. The weighted average exercise price for vested options as of September 30, 2004 was $0.31 per share.

8.  SEGMENT INFORMATION

We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In making this determination, we considered our organization and reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and

                                IMPROVENET, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

performance assessment. We operate in two segments: (i) Home improvement information services, operated by our parent company ImproveNet, Inc. and (ii) Software development and sales for the building materials industry operated by our subsidiary eTechLogix, Inc. The tables below present certain information on our segments as of, and for the three and nine months ended September 30, 2004 and 2003. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation, including inter-segment reclassifications, which are reflected in the amounts in the following table (unaudited):

                                                       Home           Software
                                                    Improvement      Development      Consolidated
                                                    -----------      -----------      -----------
     Three Months Ended September 30, 2004
     Revenue ..................................     $   779,361      $    85,145      $   864,506
     Cost of revenue ..........................         317,026           21,382          338,408
     Loss from operations .....................        (313,653)         (10,510)        (324,163)
     Interest and financing costs .............              38            5,363            5,401
     Total assets .............................       1,400,707           47,695        1,448,402
     Long-lived assets ........................          98,174           30,597          128,771

     Three Months Ended September 30, 2003
     Revenue ..................................     $   734,357      $   142,919      $   877,276
     Cost of revenue ..........................         285,904           28,584          314,488
     Income (loss) from operations ............        (108,789)           7,627         (101,162)
     Interest and financing costs .............           5,029            2,798            7,827

     Nine Months Ended September 30, 2004
     Revenue ..................................     $ 2,377,682      $   367,071      $ 2,744,753
     Cost of revenue ..........................         814,322           82,803          897,125
     Income (loss) from operations ............        (438,838)          52,421         (386,417)
     Interest and financing costs .............         711,666           13,681          725,347

     Nine Months Ended September 30, 2003
     Revenue ..................................     $ 2,095,637      $   430,186      $ 2,525,823
     Cost of revenue ..........................         848,733           86,037          934,770
     Loss from operations .....................        (362,505)         (94,034)        (456,539)
     Interest and financing costs .............           5,029            9,763           14,792

9.  CUSTOMER CARE CENTER SERVICE AGREEMENT

ImproveNet entered into an agreement with a third party service provider to operate and manage our customer care center including the home improvement service provider matching operation of our Home Improvement Information Services Segment. The agreement was effective on December 23, 2002, had a term of two years and was cancelable by ImproveNet with 90 days written notice or by the service provider with 180 days written notice. The agreement calls for us to remit, on a weekly basis, 25% of collected revenues related to the home improvement service provider matching function that the service provider managed and operated. On a monthly basis, we were required to reconcile total revenue related to the service agreement. We were required to pay the service provider an additional 2.5% of monthly revenues in excess of $400,000 but less than $500,000 and an additional 5% of revenues greater than $500,000. In January 2004, the service provider provided written notice to us of termination of the services agreement. We staffed our Scottsdale, Arizona offices for the customer care call center operations, and in March 2004 we transitioned our customer service operations in-house.

In March 2004, we initiated litigation in Nova Scotia, Canada against the Canadian corporation that had been operating our customer care center and operations for the home improvement service provider matching service to enforce and protect our rights under the services agreement regarding our proprietary material. During March 2004, the Canadian court entered an order prohibiting the Canadian corporation from utilizing, in any way, ImproveNet's proprietary materials and from soliciting or contacting any ImproveNet home improvement service provider for a specified period of time, which expired in June 2004.

10.  RELATED PARTY TRANSACTIONS

                                IMPROVENET, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

Research and development
------------------------
We subcontract a portion of our research and development to companies wholly owned by two of our officers. We incurred costs of approximately $26,000 during the three months ended September 30, 2004 and 2003 and approximately $80,000 and $73,000 during the nine months ended September 30, 2004 and 2003, respectively.

Credit card use
---------------
To facilitate payments to certain vendors, we utilize credit cards held personally by certain of our executive officers. ImproveNet has agreed to indemnify these officers from any obligations arising from the use of these credit cards for ImproveNet's business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein as well as our annual report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission, including the factors set forth in the section titled "Factors Affecting Future Performance, Results of Operations and Financial Condition" under the heading "Description of Business."

                                    OVERVIEW

HOME IMPROVEMENT INFORMATION SERVICES SEGMENT

We are a leading web-based home improvement services company that provides matching services to homeowners and local screened home improvement service providers throughout the United States. We were recognized by Money Magazine as "Best of the Web" in 2003 under the Home Improvement Category and were recently featured nationally on the Today Show, MSNBC, CNNfn, CBS Marketwatch and locally on many news networks and in newspapers. ImproveNet has been connecting homeowners with local screened home improvement service providers since 1996. Our website, www.improvenet.com, includes over 50,000 pages of content and serves both homeowner and home improvement service providers including architects, designers, builders and contractors to assist with the completion of home improvement projects from start to finish. Our website also features management tools, product showcases, visualizers, advice from experts and active message boards targeting home improvement content.

SOFTWARE DEVELOPMENT AND SALES SEGMENT

eTechLogix, Inc., a wholly-owned software division of ImproveNet, is a developer and marketer of web based configuration and order entry software and services for the manufacturers and distributors markets of building material products sold to the home improvement industry.

                               SOURCES OF REVENUE

HOME IMPROVEMENT INFORMATION SERVICES SEGMENT

During the third quarter of 2004, we implemented a new subscription-based pricing model for new home improvement service providers joining our service provider membership network. The model currently offers three different levels that home improvement service providers can choose from to accommodate their financial and professional needs. Benefits of some levels include email (for example, name@improvenetpro.com), a website, online advertisements with ImproveNet affiliates, a personal toll free number with immediate access to a dedicated customer care representative, screened and verified home improvement leads, an online console to manage the user's profile and home improvement project lead management.

These three levels currently consist of: (i) Standard membership - no monthly fee; (ii) Professional membership - $29.99 monthly fee and (iii) Master membership - $199.00 monthly fee. We charge our home improvement service providers a fee for each lead that is provided through our service. Lead fees currently charged to our home improvement service providers for each level of membership are summarized as follows:

                  Project Lead
                  Budget Range           Standard     Professional      Master
            -----------------------      --------     ------------      ------
            $0 - $999 .............      $ 10.00         $ 7.00         $ 5.00
            $1,000 - $4,999 .......        15.00          10.00           8.00
            $5,000 - $9,999 .......        32.00          25.00          16.00
            $10,000 - $24,999 .....        65.00          50.00          32.00
            $25,000 - $50,000 .....       100.00          75.00          50.00
            Over $50,000 ..........       120.00         100.00          60.00

Home improvement service providers who were part of our network prior to our implementation of the subscription based pricing model and who have elected to remain on our previous plan continue to utilize our service with no monthly fee, however, these service providers are subject to "win" fees on all home improvement projects obtained through the use of our services. These win fees are based on a percentage of the total home improvement project value. Lead fees and win fees currently charged for these service providers are summarized as follows:

                 Project Lead                    Lead              Win
                 Budget Range                     Fee              Fee
            ----------------------              -------            ----
            $0 - $999                           $  --              7.0%
            $1,000 - $4,999                       10.00            5.0%
            $5,000 - $9,999                       25.00            2.0%
            $10,000 - $24,999                     50.00            2.0%
            $25,000 - $50,000                     75.00            2.0%
            Over $50,000                         100.00            2.0%

We believe that the subscription based pricing structure will result in a more consistent cash flow stream as we will generate a flat monthly fee from many of the home improvement service providers using our service while continuing to generate revenue based on the quantity of leads sold. Additionally, we are collecting payments from service providers participating in the subscription based pricing model via credit card or ACH charges, which differs from the previous model whereby we billed service providers for leads sold and win fees earned and collected these charges at a later date. We believe charging our customers at the time of sale will have a positive impact on collections and will decrease the number of days our sales are outstanding. We plan to convert all home improvement service providers that are part of our network to the subscription model over the next two quarters.

SOFTWARE DEVELOPMENT AND SALES SEGMENT

We derive revenue from our Software Development and Sales Segment through the licensing, installation and maintenance of our proprietary e-commerce software products to companies primarily operating in the building material industry.

                      ADDITIONAL PLANNED SOURCES OF REVENUE

During the third quarter of 2004, we commenced development of two new initiatives that are aimed at augmenting our home improvement information services segment. These initiatives include a project known as "AdServe" and the development of the 1-800-Contractor telephone number and corresponding 1800Contractor.com website. We currently plan to go live with both AdServe and 1-800-Contractor over the next two to three quarters. Information on these initiatives is summarized as follows:

ADSERVE

We intend to offer a highly targeted advertising program to businesses searching to promote their products and services to consumers and service providers in the home improvement industry. Advertisers will have the ability to feature their products and services as paid listings in their choice of ImproveNet's marketing channels, such as emails, newsletters and the web pages of ImproveNet.com and ImproveNetPro.com. Each month ImproveNet reaches hundreds of thousands of homeowners and home improvement service providers. Through these touch points, businesses can strategically position their products and services in front of their target buying groups during the time the consumer or service provider is searching for, or ready to purchase, home improvement products and services. AdServe's technology is intended to be a user-friendly software application that will allow advertisers to manage their accounts online, from setting up their campaign, creating the message, choosing their target audience and setting the amount they wish to invest in the program.

1-800-CONTRACTOR

During September 2004 we entered into an exclusive licensing agreement for the use of the phone number and website domain name related to "1-800-Contractor" (the "Licensed Property"). The licensor receives a percentage of the gross revenue collected from our use of the Licensed Property, payable on a monthly basis during the term of the licensing agreement, which is subject to annual minimum payments to the licensor. Improvenet also has an option to purchase the Licensed Property. The term of the licensing agreement is for 100 years subject to the following early termination provisions: ImproveNet may terminate the licensing agreement at our election or upon exercise of our option to purchase the Licensed Property. The licensor may terminate the licensing agreement for
(i) ImproveNet's failure to make required payments timely, (ii) ImproveNet's failure to comply with its obligations under the licensing agreement after written notice of such failure or (iii) the proper revocation or suspension of ImproveNet's authority to do business in its state of incorporation or the state where our principal office is located. As of September 30, 2004, we were in the process of developing the 1-800-Contractor product, accordingly, no amounts were due during the third quarter of 2004 related to this agreement.

Through the licensing of the 1800Contractor.com web property (domain names), the 1-800-Contractor (1-800-266-8722) telephone number and associated service marks, we intend to launch a new division of ImproveNet that will compliment the existing ImproveNet home improvement information services segment by supplementing the online home improvement service provider lead generation service with an online and offline resource for homeowners to find and research local repair and installation contractors via the internet or telephone.

Our intent is to create an online directory of homeowner rated, screened service providers and contractors that can be accessed by homeowners by calling 1-800-Contractor or by visiting the 1800Contractor.com website. This will enable homeowners to obtain contractor contact data and detailed company information via the telephone or internet. We intend to generate revenue by selling directory listings to local and national service providers in the home repair and installation industry and through delivery of targeted online advertising for building materials, home improvement product manufacturers and service businesses. Additionally, advertisers will be able to utilize the AdServe program discussed above to strategically positions their products or services before 1-800-Contractor homeowners and home improvement service providers.

                            COST OF REVENUE STRUCTURE

HOME IMPROVEMENT INFORMATION SERVICES SEGMENT

Our cost of revenue primarily includes the cost of procuring leads and costs associated with lead qualification. We procure home improvement leads by use of the following methods: (i) Homeowners visiting our ImproveNet.com website and submitting a home improvement project lead; (ii) Search engines including Google and Overture; (iii) Lead generator service providers; (iv) Utilization of affiliate programs with other home improvement related websites and (v) Search engine optimization ("SEO") partners. We do not incur any costs related to homeowner submissions made directly to our ImproveNet.com website. We pay fees to search engines based on the number of times internet users click on a paid advertising link to the ImproveNet.com website. Fees paid to lead generator service providers, affiliates and SEO partners are based on the quantity and quality of leads provided.

We currently qualify all leads over $2,500 internally through our lead qualification department. The lead qualification process includes an analysis of the information provided from the homeowner to ensure that the information is correct. For larger home improvement project submissions, this process includes verbally confirming the information relative to the project directly with the homeowner.

SOFTWARE DEVELOPMENT AND SALES SEGMENT

Costs relative to the Software Development and Sales Segment include the cost of programming personnel as well as third party hardware and software costs necessary to complete software development and installation projects.

              SELLING, GENERAL AND ADMINISTRATIVE EXPENSE STRUCTURE

Our selling, general and administrative expense primarily consists of payroll and related costs and, prior to bringing our customer care center in-house during March 2004, included the cost of outsourcing our sales, collections and new member recruiting functions. Selling, general and administrative expense also includes bad debt charges, rent, travel, recruiting, professional and advisory services, marketing and advertising, depreciation and other general overhead expenses.

                    FACTORS THAT MIGHT AFFECT FUTURE RESULTS

As discussed above, we are in the process of developing AdServe and the 1-800-Contractor telephone number and corresponding website. We intend to make a significant investment in both of these initiatives. If these initiatives are not positively accepted by the marketplace or if we are unable to support both or either of these initiatives, it would have a material adverse impact on our operations and available cash flow.

        RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2004 AND 2003

Our consolidated results of operations for the three months ended September 30, 2004 and 2003 by segment is as follows:

                                                                 Three Months Ended September 30, 2004
                                             ------------------------------------------------------------------------------
                                                Home Improvement          Software Development               Total
                                              Information Services              And Sales                 Consolidated
                                             -----------------------     ----------------------     -----------------------
     Revenue ...........................     $  779,361       100.0%     $   85,145      100.0%     $  864,506       100.0%
     Cost of revenue ...................        317,026        40.7%         21,382       25.1%        338,408        39.1%

                                             ----------      ------      ----------     ------      ----------      ------

     Gross profit ......................        462,335        59.3%         63,763       74.9%        526,098        60.9%
     Selling, general and
        administrative expense .........        775,988        99.6%         74,273       87.2%        850,261        98.4%
                                             ----------      ------      ----------     ------      ----------      ------

     Loss from operations ..............     $ (313,653)     -40.2%      $  (10,510)    -12.3%      $ (324,163)     -37.5%
                                             ==========      ======      ==========     ======      ==========      ======



                                                                 Three Months Ended September 30, 2003
                                             ------------------------------------------------------------------------------
                                                Home Improvement          Software Development               Total
                                              Information Services              And Sales                 Consolidated
                                             -----------------------     ----------------------     -----------------------
     Revenue ...........................     $  734,357       100.0%     $  142,919      100.0%     $  877,276       100.0%
     Cost of revenue ...................        285,904        38.9%         28,584       20.0%        314,488        35.8%
                                             ----------      ------      ----------     ------      ----------      ------

     Gross profit ......................        448,453        61.1%        114,335       80.0%        562,788        64.2%
     Selling, general and
        administrative expense .........        557,242        75.9%        106,708       74.7%        663,950        75.7%
                                             ----------      ------      ----------     ------      ----------      ------

     Income (loss) from operations .....     $ (108,789)     -14.8%      $    7,627        5.3%     $ (101,162)     -11.5%
                                             ==========      ======      ==========     ======      ==========      ======

Our consolidated results of operations for the nine months ended September 30, 2004 and 2003 by segment is as follows:

                                                                 Nine Months Ended September 30, 2004
                                             ------------------------------------------------------------------------------
                                                Home Improvement          Software Development               Total
                                              Information Services              And Sales                 Consolidated
                                             -----------------------     ----------------------     -----------------------
     Revenue ...........................     $2,377,682       100.0%     $  367,071      100.0%     $2,744,753       100.0%
     Cost of revenue ...................        814,322        34.2%         82,803       22.6%        897,125        32.7%
                                             ----------      ------      ----------     ------      ----------      ------

     Gross profit ......................      1,563,360        65.8%        284,268       77.4%      1,847,628        67.3%
     Selling, general and
        administrative expense .........      2,002,198        84.2%        231,847       63.2%      2,234,045        81.4%
                                             ----------      ------      ----------     ------      ----------      ------

     Income (loss) from operations .....     $ (438,838)     -18.5%      $   52,421       14.3%     $ (386,417)     -14.1%
                                             ==========      ======      ==========     ======      ==========      ======

                                                                 Nine Months Ended September 30, 2003
                                             ------------------------------------------------------------------------------
                                                Home Improvement          Software Development               Total
                                              Information Services              And Sales                 Consolidated
                                             -----------------------     ----------------------     -----------------------
     Revenue ...........................     $2,095,637       100.0%     $  430,186      100.0%     $2,525,823       100.0%
     Cost of revenue ...................        848,733        40.5%         86,037       20.0%        934,770        37.0%
                                             ----------      ------      ----------     ------      ----------      ------

     Gross profit ......................      1,246,904        59.5%        344,149       80.0%      1,591,053        63.0%
     Selling, general and
        administrative expense .........      1,609,409        76.8%        438,183      101.9%      2,047,592        81.1%
                                             ----------      ------      ----------     ------      ----------      ------

     Loss from operations ..............     $ (362,505)     -17.3%      $  (94,034)    -21.9%      $ (456,539)     -18.1%
                                             ==========      ======      ==========     ======      ==========      ======

REVENUE

A summary of our revenue for the three and nine months ended September 30, 2004 and 2003 is as follows:

                                       Three Months Ended September 30,                   Nine Months Ended September 30,
                                -----------------------------------------------  ------------------------------------------------
                                         2004                    2003                     2004                      2003
                                ----------------------   ----------------------  -----------------------   ----------------------
HOME IMPROVEMENT SEGMENT
------------------------
  Lead fees .................   $  474,286       60.9%   $  348,494       47.4%   $1,468,944       61.8%   $1,146,731       54.8%
  Subscription fees .........       45,471        5.8%         --          0.0%       45,471        1.9%         --          0.0%
  Win fees ..................      237,158       30.4%      385,363       52.5%      818,825       34.4%      933,270       44.5%
  Marketing and other revenue       22,446        2.9%          500        0.1%       44,442        1.9%       15,636        0.7%
                                ----------   --------    ----------   --------    ----------   --------    ----------   --------
                                   779,361      100.0%      734,357      100.0%    2,377,682      100.0%    2,095,637      100.0%
                                             ========                 ========                    =====


SOFTWARE DEVELOPMENT SEGMENT
----------------------------
  Software revenue ..........       85,145      100.0%      142,919      100.0%      367,071      100.0%      430,186      100.0%
                                ----------   ========    ----------   ========    ----------   ========    ----------   ========

  Consolidated revenue ......   $  864,506               $  877,276               $2,744,753               $2,525,823
                                ==========               ==========               ==========               ==========

                  HOME IMPROVEMENT INFORMATION SERVICES SEGMENT

Revenue was approximately $779,000 and $734,000 for the three months ended September 30, 2004 and 2003, respectively, an increase of $45,000 or 6.1%. The increase in revenue for the three months ended September 30, 2004, as compared to the same period in the prior year, is due to increased lead sales and subscription fees from the subscription based pricing model, offset by a decline in win fees. We anticipate win fees to continue to decline as a percentage of revenue and subscription fees to increase as a percentage of revenue in the future as more new contractors are established, and existing contractors are converted to the subscription based pricing model.

Revenue was approximately $2,378,000 and $2,096,000 for the nine months ended September 30, 2004 and 2003, respectively, an increase of $282,000 or 13.5%. The increase in revenue for the three months ended September 30, 2004, as compared to the same period in the prior year, is due to increased lead sales and subscription fees from the subscription based pricing model, offset by a decline in win fees.

Overall, there was little impact on lead revenue as a result of lead pricing changes associated with our adoption of the subscription based pricing model in the third quarter of 2004. Fluctuations in lead revenue on a period over period basis are primarily the result of net lead revenue sales volume increases.

                     SOFTWARE DEVELOPMENT AND SALES SEGMENT

Revenue was approximately $85,000 and $143,000 for the three months ended September 30, 2004 and 2003, respectively, a decrease of $58,000 or 40.4%. The decrease in revenue for the three months ended September 30, 2004, as compared to the same period in the prior year, is due to fewer sales of eTechLogix software products and reflects a general shift in the focus of ImproveNet from the Software Development and Sales Segment to the Home Improvement Information Services Segment.

Revenue was approximately $367,000 and $430,000 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of $63,000 or 14.7%. The decrease in revenue for the nine months ended September 30, 2004, as compared to the same period in the prior year, is due to fewer sales of eTechLogix software products.

COST OF REVENUE

                  HOME IMPROVEMENT INFORMATION SERVICES SEGMENT

Cost of revenue was approximately $317,000 and $286,000 for the three months ended September 30, 2004 and 2003, respectively, an increase of $31,000 or 10.9%. As a percentage of revenue, cost of revenue was 40.7% and 38.9% for the three months ended

September 30, 2004 and 2003, respectively. The increase in cost of revenue as a percentage of revenue is due to higher costs associated with procuring leads from search engines such as Google and Overture. Although leads procured from search engine sources are of higher cost, we believe these leads to be more beneficial to ImproveNet as they create a direct link between ImproveNet and the consumer, which we believe strengthens our brand name recognition. The overall increase in cost of revenue for the three months ended September 30, 2004, as compared to the same period in the prior year was due to increased costs related to search engines of 19.5% and increased costs of qualifying leads internally of 14.0%, offset by decreased costs associated with lead generators and affiliates of 11.2% and a decrease in costs from our previous customer care service provider of 11.4%. There was little impact on our cost of revenue as a result of bringing the customer care call center in-house in March of 2004. Prior to March 2004, this function had been outsourced to a third party.

Cost of revenue was approximately $814,000 and $849,000 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of $35,000 or 4.1%. As a percentage of revenue, cost of revenue was 34.2% and 40.5% for the nine months ended September 30, 2004 and 2003, respectively. The overall decrease in cost of revenue as a percentage of revenue is due to lower costs associated with leads procured from lead generators and affiliates, offset slightly by increased lead costs associated with leads procured from search engines. The overall decrease in cost of revenue for the nine months ended September 30, 2004, as compared to the same period in the prior year was due to decreased costs associated with lead generators and affiliates of 25.2% and a decrease in costs from our previous customer care service provider of 9.3%, offset by increased costs related to lead procurement through search engines of 21.6% and costs of qualifying leads internally of 8.8%. There was little impact on our cost of revenue as a result of bringing the customer care call center in-house in March of 2004. Prior to March 2004, this function had been outsourced to a third party.

                     SOFTWARE DEVELOPMENT AND SALES SEGMENT

Cost of revenue was approximately $21,000 and $29,000 for the three months ended September 30, 2004 and 2003, respectively, a decrease of $8,000 or 25.2%. As a percentage of revenue, cost of revenue was 25.1% and 20.0% for the three months ended September 30, 2004 and 2003, respectively.

Cost of revenue was approximately $83,000 and $86,000 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of $3,000 or 3.8%. As a percentage of revenue, cost of revenue was 22.6% and 20.0% for the nine months ended September 30, 2004 and 2003, respectively.

The overall decrease in cost of revenue for the three and nine months ended September 30, 2004, as compared to the same periods in the prior year, is due to a decrease in eTechLogix personnel, which corresponds with a decline in sales of eTechLogix software products. The increase in cost of revenue as a percentage of revenue for the three and nine months ended September 30, 2004, as compared to the same periods in the prior year, is due to the decline in sales of eTechLogix software products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Consolidated selling, general and administrative expense was approximately $850,000 and $664,000 for the three months ended September 30, 2004 and 2003, respectively, an increase of $186,000 or 28.1%. The increase is primarily due to increased bad debt expense of approximately $195,000 during the three months ended September 30, 2004 versus the same period in the previous year.

Consolidated selling, general and administrative expense was approximately $2,234,000 and $2,048,000 for the nine months ended September 30, 2004 and 2003, respectively, an increase of $186,000 or 9.1%. The increase is primarily due to increased bad debt expense of approximately $466,000 during the nine months ended September 30, 2004 versus the same period in the previous year, offset by decreases in professional services and litigation related accruals, marketing and advertising expense and other reductions in selling, general and administrative expense of approximately $142,000, $67,000 and $71,000, respectively.

During March 2004, we staffed our Scottsdale, Arizona office to operate all customer care call center functions including lead qualification, service provider support and collections. Prior to this, these functions had been performed by a third party service provider. Although the overall cost of operating the customer care call center has not changed substantially, we have experienced some disruption in customer support as a result of this transition, which has had a negative impact on our bad debt expense for the three and nine months ended September 30, 2004.

OTHER INCOME (EXPENSE)

Other income (expense) is summarized as follows:

                                                 Three Months Ended           Nine Months Ended
                                                    September 30,               September 30,
                                               ----------------------      ----------------------
                                                 2004          2003          2004          2003
                                               --------      --------      --------      --------
Interest income ..........................         --             278           607         3,547
Interest expense and financing costs .....       (5,401)       (7,827)     (725,347)      (14,792)
Relief of debt ...........................       32,026          --          32,026       103,876
Miscellaneous income .....................       90,013         2,088       107,494        11,388
                                               --------      --------      --------      --------

                                                116,638        (5,461)     (585,220)      104,019
                                               ========      ========      ========      ========

Interest income
---------------
Interest income declined for both the three and nine months ended September 30, 2004 versus the same periods in the prior-year due to lower amounts of interest bearing investments during the current periods.

Interest expense and financing costs
------------------------------------
Interest expense and financing costs decreased during the three months ended September 30, 2004 versus the same period in the prior year as a result of lower average balances outstanding on our line of credit. Interest expense and financing costs increased during the nine months ended September 30, 2004 versus the same period in the prior year as a result of a charge of approximately $695,000 related to the modified conversion terms associated with this conversion of $370,000 of principal of our 8.0% previously outstanding convertible promissory notes.

Relief of debt
--------------
Relief of debt during the periods presented above represents the favorable settlement of amounts due to former vendors.

Miscellaneous income
--------------------
Due to the nature of certain potential financial penalties related to registration rights granted to investors in our June 2004 private placement, the most substantive of which would require ImproveNet to rescind the transaction at the option of the investors should the applicable registration statement not be declared effective and remain effective by March 1, 2005, the Common Shares, warrants and related proceeds have been classified outside of equity until the appropriate registration statement is declared effective. However, such amounts will be reclassified to permanent equity during the fourth quarter of 2004, as the shares became fully registered in October 2004. The warrants, which are classified as a liability as of September 30, 2004, have been re-measured to their fair value resulting in additional miscellaneous income of approximately $87,000 for the three and nine months ended September 30, 2004. We will recognize additional income during the fourth quarter of 2004 of approximately $75,000 as a result of changes in the fair value of the warrants during the fourth quarter of 2004 prior to the registration statement being declared effective.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are to fund capital expenditures, which includes expenditures related to the development and implementation of AdServe and 1-800-Contractor, which were discussed previously herein. Significant sources of liquidity are cash on hand, working capital, borrowings from our credit facilities and proceeds from debt and equity issuances. Net working capital was approximately $407,000, including restricted cash, versus approximately negative $287,000 as of September 30, 2004 and December 31, 2003, respectively. The increase in net working capital primarily relates to the financing transaction completed in June 2004, which is discussed further below.

FINANCING TRANSACTION

During June 2004, ImproveNet raised $1,050,000, from the sale of 10,500,000 Common Shares and three-year warrants to purchase 8,000,000 Common Shares at a strike price of $0.15 per share in a private placement transaction to several accredited investors (collectively, the "Investors"). The proceeds were allocated to the Common Shares and warrants based on the relative fair value of each security at the time of issuance with $621,500 allocated to the Common Shares and $428,500 allocated to the warrants. Due to the nature of certain potential financial penalties related to registration rights granted to the Investors, the most substantive of which would require ImproveNet to rescind the transaction at the option of the Investors should the applicable registration statement not be declared effective and remain effective by March 1, 2005, the shares of Common Stock have been classified outside of equity as mezzanine financing and the warrants to purchase Common Stock have been classified as a liability. The Common Shares and warrants will continue to be classified in this manner until such registration statement is declared effective, at which time the amounts will be reclassified to equity. Prior to the registration statement being declared effective, changes in the fair value of the warrants will be recognized as other income or expense in our statement of operations. Changes in the fair value of the warrants resulted in other income of approximately $87,000 for the three and nine months ended September 30, 2004. The Common Shares and warrants will be re-classified to equity during the fourth quarter of 2004 as the underlying registration statement was declared effective during October 2004. We will recognize additional other income during the fourth quarter of 2004 of approximately $75,000 as a result of changes in the fair value of the warrants during the fourth quarter of 2004 prior to the registration statement being declared effective. In connection with the sale, we granted the right to designate a nominee to our Board of Directors to one of the Investors.

As part of the financing transaction described above, the Investors also purchased 1,500,000 Common Shares from affiliates of three of our officers and directors for an aggregate purchase price of $150,000. Each of these three selling parties entered into a lock-up agreement restricting future sales of their common stock for a specified period as well as a voting agreement regarding the accredited investor's designated nominee to our Board of Directors.

Separately, during June 2004 holders of $370,000 of principal of our 8.0% convertible promissory notes (the "Converting Investors") elected to convert the then outstanding principal and interest to Common Shares and warrants on similar terms to the private placement offering described above. The conversion resulted in the issuance of 3,707,400 Common Shares and three-year warrants to purchase 2,466,666 Common Shares at a strike price of $0.15 per share. Due to the modified conversion terms associated with this conversion, we recognized a charge in the amount of approximately $695,000. The remaining $30,000 of the then outstanding principal of the 8.0% convertible promissory notes, which was with affiliates of ImproveNet, was repaid in the second quarter of 2004.

LINE OF CREDIT

During September 2004 we entered into a line of credit for $100,000 with a national banking association. Interest accrues on all funds advanced on the line of credit at 1/4 point over the bank's prime lending rate. The maturity of the line of credit facility is September 14, 2005, at which time the payment of all outstanding principal and accrued interest is due. There is no penalty for prepayment of outstanding amounts prior to maturity. We have secured our obligations under the line of credit with the pledge of a certificate of deposit. No amounts were drawn on the line of credit at September 30, 2004.

Separately, we have an unsecured $95,000 line of credit agreement with a bank through our subsidiary eTechLogix, Inc. The agreement calls for interest at the bank's prime rate plus 2.75% and is due on demand. We had outstanding balances on this line of credit of approximately $90,000 and $66,000 as of September 30, 2004 and December 31, 2003, respectively.

EQUITY ISSUANCE

The following table summarizes ImproveNet's Common Share issuances during the nine months ended September 30, 2004:

                                                                                     Number of
                                                                                   Common Shares
                                                                                     ----------
     Private placement (classified as mezzanine financing pending the
       registration of the shares)  ............................................     10,500,000
     Conversion of 8% convertible promissory notes .............................      3,707,400
     Stock based compensation of consultants, employees and directors ..........        690,000
     Common Shares issued upon exercise of options and warrants ................         40,000
                                                                                     ----------

     Common Shares issued during the nine months ended September 30, 2004 ......     14,937,400
                                                                                     ==========

CASH FLOWS

The following discussion relates to the major components of the changes in cash flows for the nine months ended September 30, 2004 and 2003.

CASH FLOWS USED IN OPERATING ACTIVITIES

Cash flows used in operating activities was approximately $321,000 and $350,000 for the nine months ended September 30, 2004 and 2003, respectively. The decline in cash used in operating activities is primarily due to an overall general decrease in cash flows from operations, offset by cash outflows for working capital.

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash flows used in investing activities was approximately $91,000 and $22,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash used in investing activities is primarily due to the development and enhancement of our existing software systems and the purchase of equipment and development of software to implement AdServe. We intend to finance expenditures related to the AdServe and 1-800-Contractor initiatives through currently available cash on hand and the issuance of additional debt and / or equity securities if necessary.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows provided by financing activities was approximately $872,000 and $40,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash flows from financing activities is due to the financing transaction completed during the second quarter of 2004 offset by repayments of debt and capital lease obligations.

OFF-BALANCE SHEET FINANCING

We have no off-balance sheet debt or similar obligations nor do we have any transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Some of these forward-looking statements include forward-looking phrases such as "anticipates," "believes," "could," "estimates," "expects," "foresees," "intends," "may," "should" or "will continue," or similar expressions or the negatives thereof or other variations on these expressions, or similar terminology, or discussions of strategy, plans or intentions. These statements also include descriptions in connection with, among other things our anticipated implementation of the AdServe and 1-800-Contractor initiatives, as well as the conversion of all home improvement service providers to the subscription based pricing model.

Such statements reflect our current views regarding future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements that forward-looking statements may express or imply, including, among others:

o changes in inflation;

o changes in regulations affecting our business and costs of compliance;

o the outcome of pending legal claims against us;

o our ability to implement our corporate strategy;

o changes in the economic conditions and competition in the markets that we conduct business in;

o changes in general business and economic conditions and in the financial markets; and

o changes in accounting standards or pronouncements.

Some of these factors are discussed in more detail in our annual report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2003, including those under Item 1. of the annual report, "Description of Business -- Factors Affecting Future Performance, Results of Operation and Financial Condition," as well as those factors discussed in our Form SB-2 filed on October 26, 2004 with the Securities and Exchange Commission under the heading "Risk Factors." If one or more of these risks or uncertainties affects future events and circumstances, or if underlying assumptions do not materialize, actual results may vary materially from those described in this Form 10-QSB and our annual report as anticipated, believed, estimated or expected, and this could have a material adverse effect on our business, financial condition and the results of our operations. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

ITEM 3.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES/EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us (including our consolidated subsidiary) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

CHANGES IN INTERNAL CONTROLS

During the period covered by this filing, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of, or incidental to, our operations. We are currently engaged in various legal proceedings that are incidental to our business that could materially affect our business should an adverse judgment be entered against us. We intend to vigorously defend these claims and expect to prevail in all cases.

One arbitration matter in Phoenix, Arizona involved First Systech International, Inc., a predecessor to eTechLogix, our wholly-owned subsidiary. This proceeding concerns the 1998 sale of an Enterprise Resource Planning software product to a former client who demanded a refund of the purchase price. The matter was before an arbitrator who entered an award against First Systech for $116,886 plus simple interest at 10% per year. First Systech International reached agreement with Friedman Corporation ("Friedman") pursuant to terms and conditions of a Repayment and Security Agreement effective May 25, 2004 (the "Agreement") which finalizes a payment plan for First Systech International's obligations for the arbitration award that Friedman has paid. The final amount owed under the Agreement is approximately $182,000 with interest accruing at 8% per annum from April 2, 2004 and attorney's fees incurred by Friedman in the minimum amount of $4,500 and not to exceed $10,000 as set forth therein. Payments of $5,000 per month commenced June 20, 2004 and will continue until the outstanding balance is paid in full. Future payments will be subject to annual increases of a minumum of $5,000 per month. Pursuant to provisions of the Agreement, First Systech International has granted a security interest and lien on all of its assets to secure performance of its obligations under the Agreement. First Systech International continues to maintain ownership of all of the assets that it has pledged.

In March 2004, we initiated litigation in Nova Scotia, Canada against the Canadian corporation that had been operating our customer care center and operations for the home improvement service provider matching service to enforce and protect our rights under the services agreement regarding our proprietary material. During March 2004, the Canadian court entered an order prohibiting the Canadian corporation from utilizing, in any way, ImproveNet's proprietary materials and from soliciting or contacting any ImproveNet home improvement service provider for a specified period of time, which expired in June 2004.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS --

Exhibit 10.1 --  Form of Indemnity Amended between ImproveNet, Inc. and various officers.

Exhibit 31.1 --  Section 302 Certification of Jeffrey I. Rassas, Chief Executive
                 Officer

Exhibit 31.2 --  Section 302 Certification of James R. Schroepfer, Chief
                 Financial Officer

Exhibit 32.1 --  Section 1350 Certification of Jeffrey I. Rassas, Chief
                 Executive Officer

Exhibit 32.2 --  Section 1350 Certification of James R. Schroepfer, Chief
                 Financial Officer

(b) REPORTS ON FORM 8-K DURING THE QUARTER ENDED JUNE 30, 2004:

On September 16, 2004, we filed a current report on Form 8-K to announce the appointment of James Schroepfer as ImproveNet's Chief Financial Officer. Mr. Schroepfer replaced Homayoon J. Farsi who resigned as the Acting Chief Financial Officer to allow for Mr. Schroepfer's appointment, however, Mr. Farsi continues to serve as ImproveNet's President and Co-Chairman.

On September 22, 2004, we filed a current report on Form 8-K to report that ImproveNet had entered into a $100,000 revolving line of credit agreement with a national banking association, which is secured by a pledge of a certificate of deposit.

On September 28, 2004, we filed a current report on Form 8-K to announce a licensing agreement entered into that grants ImproveNet the exclusive right to the use of the phone number and website domain name related to "1-800-Contractor."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, ImproveNet, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004

                           By: /s/ JEFFREY I RASSAS
                               ----------------------------------
                               Jeffrey I Rassas
                               CHIEF EXECUTIVE OFFICER

                           By: /s/ JAMES R SCHROEPFER
                               ----------------------------------
                               James R. Schroepfer
                               CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

        EXHIBIT NO.                     DESCRIPTION
       -------------       --------------------------------------------------
       Exhibit 10.1   --   Form of Indemnity Amended between ImproveNet, Inc.
                           and various officers.

       Exhibit 31.1   --   Section 302 Certification of Jeffrey I. Rassas,
                           Chief Executive Officer

       Exhibit 31.2   --   Section 302 Certification of James R. Schroepfer,
                           Chief Financial Officer

       Exhibit 32.1   --   Section 1350 Certification of Jeffrey I. Rassas,
                           Chief Executive Officer

       Exhibit 32.2   --   Section 1350 Certification of James R. Schroepfer,
                           Chief Financial Officer