Form 10KSB
period 2004-12-31
IMPROVENET INC
filed 2005-03-31
CIK 1043561

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   (MARK ONE)
      [X]       ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

      [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 000-29927


                                IMPROVENET, INC.
           -----------------------------------------------------------
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                      77-0452868
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

            10799 NORTH 90TH STREET, SUITE 200, SCOTTSDALE, AZ 85260
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (480) 346-0000
                           (ISSUER'S TELEPHONE NUMBER)

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                                 (TILE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year. $3,039,678

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price of the common stock on March 15, 2005 was approximately $1,824,623.

The number of shares outstanding of the registrant's common stock, $.001 par value, was 54,441,932 as of March 15, 2005.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.   Description of Business...........................................   3
Item 2.   Description of Property...........................................  12
Item 3.   Legal Proceedings.................................................  13
Item 4.   Submission of Matters to a Vote of Security Holders...............  13

                                     PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small
             Business Issuer Purchases of Equity Securities.................  13
Item 6.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................  15
Item 7.   Financial Statements..............................................  29
Item 8.   Changes In and Disagreements With Accountants on Accounting and...
             Financial Disclosure...........................................  29
Item 8a.  Controls and Procedures...........................................  29

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant................  30
Item 10.  Executive Compensation............................................  33
Item 11.  Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters................................  34
Item 12.  Certain Relationships and Related Transactions....................  35
Item 13.  Exhibits and Reports on Form 8-K..................................  35
Item 14.  Principal Accountant Fees and Services............................  35
Signatures..................................................................  36

FORWARD-LOOKING STATEMENT DISCLAIMER

Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain "Forward-Looking Statements" about prospects for the future, such as our ability to generate sufficient working capital, our ability to launch and implement new services and offerings and our ability to generate sufficient funds to meet our cash requirements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings for years after December 31, 2004, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, availability of quality homeowner leads, our ability to pass lead price increases onto home improvement service providers in a timely fashion, our ability to expand the number of home improvement service providers that do business with us, the potential of technological changes which would adversely affect the need for our services, availability of customers that wish to purchase our services, acceptance of new services by the marketplace and changes in economic or political conditions, such as inflation or fluctuations in interest rates. Parties are cautioned not to rely on any such forward-looking statements or judgments in this report.

This Annual Report contains certain forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "estimates," "should," "will," "could," "may" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences, include, but are not limited to, those discussed above and elsewhere in this Annual Report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors that May Affect Our Results of Operations and Financial Condition" and elsewhere in this report. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                              BUSINESS DEVELOPMENT

ImproveNet, Inc ("ImproveNet", "we", "us" or "our") commenced operations in January 1996 as a regional contractor matching service. ImproveNet was initially incorporated in California and was reincorporated in Delaware in 1998. We spent the majority of 1996 and 1997 building our database of home improvement service providers, developing our services and technology, recruiting personnel and raising capital. We launched our website and homeowner / home improvement service provider matching service on a national scale in August 1997. During 1999 we completed the acquisition of two regional contractor referral companies:
Contractor Referral Services, LLC and the J.L. Price Corporation, both of which were integrated into our operations during 2000.

On March 15, 2000, we completed our initial public offering and raised approximately $44.16 million in gross proceeds through the sale of approximately
2.76 million Common Shares. Shares of our Common Stock were initially listed on the NASDAQ National Market System. During the first half of 2000, we spent substantial amounts on marketing and marketing related activities, as well as the development and expansion of our service and operations infrastructure.

During July 2002, we entered into an agreement to merge with eTechLogix, Inc. ("eTechLogix"). The merger was completed during December 2002 and was accounted for as a reverse merger as the previous owners of eTechLogix received a controlling interest in ImproveNet subsequent to the merger. Under the terms of the merger, pre-merger shareholders of ImproveNet were offered a share buyback.

During the fourth quarter of 2004, the Board of Directors determined that our principal focus going forward would be on ImproveNet's core lead matching service and the products and services that compliment it. This decision was based on a number of factors, which include, but are not limited to, the opportunities in the Internet home improvement industry discussed elsewhere in this document. Based on this decision, we have actively pursued, during the first quarter of 2005, disposition of substantially all of the operations of eTechLogix. An agreement in principle has been reached with a third party for the anticipated disposition and documents reflecting the definitive agreement are currently being prepared and are expected to be executed in the near future. Accordingly, the operations of eTechLogix, which had been classified as a separate operating segment in previous filings, have been classified as discontinued operations for all periods presented in the financial statements included in this filing and in any financial data presented elsewhere herein.

                               BUSINESS OF ISSUER

BUSINESS OVERVIEW
-----------------
We are a leading Internet-based home improvement services company that, through our TrueMatch(TM) platform, connects homeowners to local screened home improvement service providers throughout the United States. We were recognized by Money Magazine as "Best of the Web" in 2003 under the Home Improvement Category and were recently featured nationally on the Today Show, MSNBC, CNNfn, CBS Marketwatch and locally on many news networks and in newspapers. ImproveNet has been connecting homeowners with local screened home improvement service providers since 1996. Our website, www.improvenet.com, includes tens of thousands of pages of content and serves both homeowner and home improvement service providers including architects, designers, builders and contractors to assist with the completion of home improvement projects from start to finish. Our website also features management tools, product showcases, visualizers, advice from experts and active message boards targeting home improvement content.

During the third quarter of 2004, we implemented a new subscription-based pricing model for new home improvement service providers joining our service provider membership network. The model offers three different levels that home improvement service providers can choose from to accommodate their financial and professional needs. Benefits of some levels include email (for example, name@improvenetpro.com), a website, online advertisements with ImproveNet affiliates, a toll free number with immediate access to a dedicated customer care representative, discounted prices on screened and verified home improvement leads, an online console to manage the user's profile and home improvement project lead management.

During September 2004 we entered into an exclusive licensing agreement for the use of the phone number and website domain name related to "1-800-Contractor". During December 2004, we launched a new division of ImproveNet through the licensing of the 1-800-Contractor (1-800-266-8722) telephone number, the 1800Contractor.com web property (domain names) and associated service marks that will compliment our existing home improvement information services by supplementing the online home improvement lead generation and matching service with an online and offline resource for homeowners to find and research local contractors via the Internet or telephone. Our intent is to develop a leading directory of homeowner rated, screened service providers and contractors that can be accessed by homeowners by calling 1-800-Contractor or by visiting the 1800Contractor.com website. This will enable homeowners to obtain service provider contact data and detailed company information via the telephone or Internet. During the first quarter of 2005 we began generating revenue from 1-800-Contractor by selling directory listings to local and national service providers in the home repair and installation industry.

During the first half of 2005, we intend to offer a highly targeted advertising program known as "AdServePRO" to businesses searching to promote their products and services to consumers and service providers in the home improvement industry. Advertisers will have the ability to feature their products and services as paid listings in their choice of ImproveNet's marketing channels, such as emails, newsletters and the web pages of ImproveNet.com, ImproveNetPro.com and 1800Contractor.com. Each month ImproveNet reaches hundreds of thousands of homeowners and home improvement service providers. Through our touch points, businesses can strategically position their products and services in front of their target buying groups during the time the consumer or service provider is searching for, or ready to purchase, home improvement products and services. AdServePRO's technology is intended to be a user-friendly web-based application that will allow advertisers to manage their accounts online, from setting up their campaign, creating the message, choosing their target audience and setting the amount they wish to invest in their advertising program.

INDUSTRY OVERVIEW
-----------------
According to the 2003 Annual Statistics of the United States Census Bureau, Housing and Household Economic Statistics Division, there are an estimated 120.8 million housing units in the United States of America. Approximately 105.5 million housing units were occupied, 72.0 million by owners and 33.5 million by renters. According to the Joint Center of Housing Studies at Harvard University, 45% of homeowner spending involves changes to interior space (such as kitchen remodels, bathroom additions and remodels and room additions) and other structural alterations. These project categories have been among the fastest growing segments of the owner improvement market. Replacements to exteriors (including roofing, siding, windows and doors) and interiors (such as flooring, wall finishes and ceilings) represent approximately 28% of spending. Replacing and upgrading systems and equipment accounts for approximately 11% of homeowner spending and the remaining approximately 16% of homeowner spending is attributable to general improvements to the property. According to the 2005 "Improving America's Housing" study from the Joint Center for Housing Studies at Harvard University, remodeling expenditures by homeowners and rental property owners totaled $233 billion in 2003, accounting for more than 2% of the United States economy.

The participants in the home improvement market include homeowners, service providers and manufacturers, distributors and suppliers of home improvement products. These participants face distinct challenges in meeting their objectives. Details related to the challenges each of these market participants face are as follows:

HOMEOWNERS - The appearance and general working condition of their residence is highly important to a homeowner. Maintaining and improving a home involves an ongoing and emotional investment to design, budget, hire qualified service providers and successfully complete repair and remodeling projects. Traditionally, homeowners relied on books, magazines, local newspaper articles and advertisements, Yellow Pages and word-of-mouth recommendations to accomplish these tasks. None of these resources provide immediate, objective, reliable and personalized information. As a result, homeowners are often poorly informed and uncertain about how best to identify and locate reputable, experienced and competitively priced service providers for their projects.

SERVICE PROVIDERS - Based upon a compilation of industry sources, we believe there are up to one million service providers including contractors, architects, designers and handymen in the United States. These service providers have few channels to communicate effectively with homeowners or with one another. Service providers have historically relied on word-of-mouth recommendations, the Yellow Pages and other traditional mass media advertising that may require them to pay costly upfront fixed fees. Accordingly, service providers must often allocate significant time, money and energy to qualify and verify leads that they receive. Typically, small contractors experience difficulty in predicting lead flow, managing staff levels and working capital requirements while systematically building a stable business.

MANUFACTURERS, DISTRIBUTORS AND SUPPLIERS OF HOME IMPROVEMENT PRODUCTS - There are many well-known companies supplying a wide array of home improvement products to the home improvement industry. There are also a large number of regional firms with limited means to distribute and market their products effectively to homeowners and service providers. Although suppliers have often used traditional media effectively to build brand recognition, they have difficulty using traditional media to target homeowners who are in the process of making time-critical purchasing decisions regarding products related to a home improvement project. These traditional media lack a centralized database of information that can be searched based on specified terms and the ability to conduct two-way communication.

THE INTERNET HOME IMPROVEMENT OPPORTUNITY
-----------------------------------------
According to a recent Nielsen / NetRatings survey, 204.3 million Americans, or approximately 75% of the population, were online in February 2004. According to a study done in 2005 by the Pew Internet and American Life Project, 90% of Americans are projected to be online by 2014, with high speed networks dramatically faster than those used today. We believe an opportunity exists for an online service that provides a central repository of information for the benefit of homeowners, service providers and suppliers of the home improvement industry. This service would enable homeowners to access design and planning tools, locate service providers, find information on products that may be used in their home improvement project and obtain other project management services. This service would enable service providers to access job leads, increase their visibility to the general public at large and differentiate themselves from their competition. Finally, this service would enable suppliers to market their products to a targeted audience of homeowners and service providers at the time they are making time-critical purchasing decisions.

THE IMPROVENET STRATEGY
-----------------------
ImproveNet is a leading web-based home improvement services company. Our strategy to maintain this status and increase our visibility to homeowners, service providers and suppliers to the home improvement industry includes the following:

DELIVERY OF A SATISFYING HOME IMPROVEMENT PROJECT EXPERIENCE TO HOMEOWNERS,
---------------------------------------------------------------------------
SERVICE PROVIDERS AND SUPPLIERS TO THE HOME IMPROVEMENT INDUSTRY:
-----------------------------------------------------------------
The Core of our strategy is to make it easy for homeowners, service providers and suppliers to work together in an efficient manner throughout the life of a home improvement project resulting in a positive outcome for all of the project participants. Our focus on identifying homeowners that are highly interested in undertaking and completing a home improvement project and screened service providers interested in providing such services, in addition to providing homeowners quick and easy access to information on service providers and improved project support, allows us to change the current approach and execution of a home improvement project. Access to this marketplace allows service providers in our network to increase their own business and financial efficiencies and differentiate themselves from their competitors. Similarly, this access allows suppliers to market their own home improvement products and services within a cost effective advertising medium. We believe that the execution of our ongoing strategy requires us to: (i) Strengthen the pool of high quality information and content on our websites, (ii) strengthen the size and capabilities of our network of home improvement service providers and (iii) strengthen our relationships with suppliers through enhanced co-branded opportunities and highly targeted advertising products. We believe that achieving these objectives will improve the level of professionalism and reliability among service providers as well as the perception of the home improvement industry in general.

ATTRACTING MORE SCREENED SERVICE PROVIDERS TO OUR NETWORK:
----------------------------------------------------------
We continue our efforts to develop and implement initiatives that will result in additional screened service providers participating in our network by: (i) Upgrading and improving our web based content to create better home improvement jobs, (ii) increasing participation by interested, responsive and screened home improvement service providers, (iii) offering tools and incentives to help home improvement service providers compete better and (iv) initiating home improvement service provider recruitment programs to increase participation in our network by utilizing call center operations. We have invested heavily in the development of content design tools and services and have refined our submission process to increase the quality of homeowner experience and the quality and number of jobs submitted. We have also invested in our TrueMatch(TM) platform, which increases the number of project types to accommodate more specific home improvement project types. This action should permit us to more closely match prospective service providers to each specific home improvement project lead we receive. Although our contractors are subject to our screening criteria (set forth below), we urge each homeowner to evaluate, on their own, the prospective service providers that are identified before selecting one for their home improvement project. We provide resources for the homeowners to do their own independent research.

IMPROVENET'S SCREENING POLICY STATEMENT REGARDING SERVICE PROVIDERS
-------------------------------------------------------------------
ImproveNet, Inc. has taken reasonable steps to screen each service provider in our network to evaluate whether each meets our screening criteria. The screening process includes a written application completed and submitted by each service provider on which such service provider makes representations regarding its licensing status, general liability insurance coverage, workers' compensation insurance coverage (where required by law), experience, and other matters. We are not currently conducting background checks on any service providers. In the screening process, we may rely on electronic data provided by third parties. We expressly rely on statements and representations made by each service provider in the ImproveNet application. Therefore, ImproveNet makes no assurance, representation or guarantee that every service provider does, in fact, meet our screening criteria. All service providers in our network operate independently of ImproveNet, and we disclaim any duty, obligation or liability regarding any action or inaction by these service providers. We make no warranties of any kind, either expressed or implied, as to any matter involving these service providers including but not limited to, a warranty of fitness for a particular purpose or a warranty of merchantability nor does ImproveNet guarantee or warrant the qualifications of any service provider or the quality of the work performed by any service provider. The terms and conditions of any agreement you make with a service provider are solely the result of the home owner's negotiations with the service provider without any counsel, direction, or input from ImproveNet.

IMPROVENET RECOMMENDATIONS TO HOMEOWNERS REGARDING SERVICE PROVIDERS
--------------------------------------------------------------------
ImproveNet strongly recommends that each home owner conduct its own independent investigation and review of all service providers including a request for copies of proof of licensing and insurance from any service provider a home owner is considering to hire. Although we may re-check our member's credentials periodically, we do encourage each home owner to conduct his own background checks before entering into an agreement with any service provider. Resources online that are available to conduct background checks include the Better Business Bureau, local Registrar of Contractors, Dun & Bradstreet, Experian, Equifax, and Trans Union.

COMMERCIAL RELATIONSHIPS WITH SUPPLIERS OF HOME IMPROVEMENT PRODUCTS, SERVICES
------------------------------------------------------------------------------
AND RELATED HOME SERVICES:
--------------------------
Our network has approximately 30,000 home improvement service providers with active memberships although substantially less are actually receiving home improvement project leads. The number of service providers that receive leads each month is dependent on the number of home improvement project leads submitted to us and the type of work required for each project submitted. On a monthly basis, we receive thousands of home improvement project lead submissions from homeowners, each of which requires ongoing email communication throughout the life of the homeowner's home improvement project. Our websites ImproveNet.com, ImproveNetPRO.com and 1800Contractor.com provided over 20 million page views of traffic during 2004. In addition to these communications, we reach hundreds of thousands of homeowners and home improvement service providers on a monthly basis through our homeowner and home improvement service provider newsletters. Through these touch points with home improvement service providers and homeowners, we can offer a highly targeted advertising program to manufacturers, distributors and suppliers searching to promote their products and services. Businesses can strategically position their products and services in front of their target buying audience during the time the consumer or service provider is searching for, or ready to purchase, home improvement products and services.

THE IMPROVENET SOLUTION
-----------------------
                                 For Homeowners
                                 --------------

ONLINE PROJECT PLANNING ASSISTANCE: We believe our online services, including our product showcase, design gallery and our planning and estimating tools provide a valuable resource to homeowners in need of assistance with a home improvement project. Our websites allow each homeowner to generate ideas from our product showcase and design gallery and access to a personal project folder, which can be used to archive previous home improvement project ideas. We also offer homeowners the ability to search for home improvement services and to plan their current projects using our interactive planning tools.

ACCESS TO SERVICE PROVIDERS: ImproveNet has built a network of home improvement service providers covering most markets in the United States that service a wide array of home improvement trade categories. By creating a national network of screened service providers, we believe we improve the likelihood that homeowners who contact us will be able to hire a screened service provider; however, we urge homeowners to always perform their own independent research on any contractor that they choose to provide services.

During December 2004 we launched a new division of ImproveNet through the licensing of the 1-800-Contractor telephone number and the 1800Contractor.com website. This division will compliment the existing ImproveNet home improvement information services by supplementing the online home improvement service provider lead generation service with an online and offline resource for homeowners to find and research local repair and installation contractors via the telephone or Internet. During the first quarter of 2005, we began generating revenue by selling directory listings to local and national home improvement service providers. We intend to use the 1-800-Contractor telephone number and website to develop a leading directory of homeowner rated, screened service providers and contractors that can be accessed by homeowners by calling 1-800-Contractor or by visiting the 1800Contractor.com website. This will enable homeowners to obtain service provider contact data and detailed company information via the telephone or Internet. We believe that the homeowner rating system will further enable homeowners to quickly and easily locate home improvement service providers.

CONVENIENT AND COST EFFECTIVE SERVICES: Through our proprietary TrueMatch(TM) platform, we match home improvement service providers to homeowners using each homeowner's job specifications, and consider the service providers geographic, job type and job size preferences. We encourage the selected service providers to contact the homeowner directly to discuss the project in detail within 48 hours. Our TrueMatch(TM) platform typically provides more than one service provider, creating a competitive marketplace for the home improvement bid and provides the homeowner with options when making the decision on the best way to complete their home improvement project. Going forward into 2005 and beyond, we intend 1-800-Contractor and 1800Contractor.com to be an additional resource for homeowners to locate and research screened, homeowner rated service providers in a quick, easy and cost effective manner.

                              For Service Providers
                              ---------------------

QUALITY JOB LEADS: Service providers who receive leads through our proprietary TrueMatch(TM) matching service benefit from the likelihood that the homeowner's interest is real and that the potential project is correctly characterized. Service providers furnish us with their geographic, project type and project size preferences, which enables us to match home improvement projects to the proper service providers based on their preferences and expertise. Service providers can change their preferences at any time to reflect their changing needs and circumstances. Through the ImproveNetPRO.com website, we communicate these job leads to service providers in our network in near real-time.

COMPETITIVE DIFFERENTIATION: We believe service providers can differentiate themselves from their competitors by joining our network of screened home improvement service providers. At the end of 2004, there were approximately 30,000 service providers in our network that were eligible to receive qualified job leads from us. We believe service providers will be able to further differentiate themselves by participating in our 1-800-Contractor directory. This directory will be available to homeowners by calling the 1-800-Contractor telephone number or by visiting the 1800Contractor.com website. By participating in our 1-800-Contractor network, service providers will have the ability to receive job submissions directly from homeowners who utilize 1-800-Contractor to locate a home improvement service provider.

BUSINESS AND FINANCIAL EFFICIENCIES: During June of 2004, we introduced a subscription based pricing model that offers service providers the ability to pay a nominal monthly fee and reduce the amount charged for each job lead that the service provider accepts. Service providers who participate in our matching service pay only for job leads that they accept, allowing them to reduce their upfront marketing costs. Under the subscription based pricing model, service providers are not charged a fee for projects that they win, which was the case prior to June of 2004. Job leads from our matching service supplement the flow of work that contractors, architects and designers receive from their traditional sources, which allows them to plan and operate their business more efficiently.

   For Manufacturers, Distributors and Suppliers of Home Improvement Products
   --------------------------------------------------------------------------

TARGETED ADVERTISING TO HOMEOWNERS AND SERVICE PROVIDERS: ImproveNet.com and 1800Contractor.com are designed to attract visitors who are focused on remodeling, repairing and maintaining their homes. ImproveNetPRO.com is used by service providers to access job leads and monitor their account status. Additionally, service providers regularly receive correspondence from us via email related to job leads that they may be interested in and newsletters to keep them informed of current events in their industry. We believe that this audience is a valuable target for suppliers of home improvement products and services. Suppliers will have the opportunity to target their message more efficiently and cost effectively to a highly responsive and focused audience.

                             Complementary Services
                             ----------------------

Through our regular contact with homeowners in the normal course of our business we also generate leads for complimentary services such and home equity financing, real estate services and home improvement design planning.

PRODUCTS AND SERVICES
---------------------
                                 For Homeowners
                                 --------------

IMPROVENET.COM: Our consumer website, ImproveNet.com, enables homeowners to browse, free of charge, pages of ideas and information for use in their home improvement projects and allows them use of our project tools to help them better understand their home improvement project. Our design gallery features color images of the work of leading architects, contractors and designers. For most designs, we provide images, comments from both the designer and our editors and a detailed list of products used in the design. Our product showcase contains images of a full range of distinct home improvement products and includes brands such as Armstrong, DuPont, General Electric, Owens Corning, Price-Pfister, Masco's KraftMaid and Merrillat. Our eight interactive estimators are designed to assist homeowners through the planning and budgeting stage of the home improvement process, which allows homeowners to calculate prices for a project based on parameters such as physical dimensions, styles and the homeowner's location.

Homeowners can register as members, which entitle them to access to additional services. As part of the on-site registration process, we create a customized interface for each registered member, known as the personal project folder. The personal project folder stores all information related to a homeowner's project and allows us to present custom-tailored information to that homeowner. Homeowners can store ideas they obtain from our design gallery, product showcase and product estimator, in addition to their own thoughts, as they plan and design their home improvement project.

Our website gives homeowners access to a community of fellow website visitors and to service providers and industry professionals who can respond to home improvement questions. Visitors may read discussions currently on our message boards, and registered members may join in the discussions or post a new question. This feature gives homeowners who are now in the home improvement process a friendly environment in which to educate themselves further and to reduce their anxiety related to home improvement.

IMPROVENET'S MATCHING SERVICES: Through our website ImproveNet.com, we offer homeowners the opportunity to submit home improvement project information that, through our proprietary TrueMatch(TM) platform, is matched with local home improvement service providers, who will meet with the homeowner and bid on the home improvement project. Homeowners who require a home improvement project may begin the process by clicking on our homepage links to "Find a Contractor", "Find an Architect or "Find a Designer". The homeowner is then asked to complete a brief project request form that specifies the type of job the homeowner desires.

Our proprietary matching service uses the homeowner's project description to select the ImproveNet service providers in the homeowner's geographic area that perform the type of work required by the project description. We deliver job leads to selected service providers by email or by posting the leads on ImproveNetPRO.com. At the end of 2004, there were approximately 30,000 service providers in our network that were eligible to receive qualified job leads from us. The interested service providers who first contact us get the opportunity to bid on the project. We allow a limited number of service providers to be matched to each project depending upon the project size and type.

Home improvement service providers are encouraged to contact the homeowner in a timely manner to discuss the project in detail, ideally within 48 hours of receipt of the project information. Once the homeowner and service provider have been matched, the service provider is able to bid on the project at any time after meeting with the homeowner. Following the completion of the project, we send a quality-assurance survey form to the homeowner to determine the outcome of the project and the level of homeowner satisfaction.

1-800-CONTRACTOR: During December 2004 we launched a new division of ImproveNet through the licensing of the 1-800-Contractor telephone number and the 1800Contractor.com website. Through the 1-800-Contractor directory, homeowners can obtain service provider contact data and detailed company information via the telephone or Internet. Contractors in this directory will be rated by homeowners who have previously contracted with the service provider. We believe that this homeowner self rating system will further enable homeowners to quickly and easily locate screened home improvement service providers. 1-800-Contractor also provides license and insurance information, credit history, general business disposition and much more to assist homeowners in choosing the right service provider for the job.

                 For Service Providers, Contractors and Builders
                 -----------------------------------------------

SERVICE PROVIDER MATCHING SERVICES: With one of the most robust web-based matching services for professional builders, remodeling contractors, general contractors and other home improvement service providers, we are able to match project leads to the approximately 30,000 active members of our network. The number of service providers that receive leads each month is dependent on the number of home improvement project leads submitted to us and the type of work required for each project submitted. The members of the ImproveNet network receive thousands of renovation and home improvement project leads each month that have been qualified by our highly skilled, professionally staffed customer service center. We qualify certain leads to ensure they are authentic and reliable so that we are able to pass on accurate information to home improvement service providers participating in our network.

IMPROVENETPRO.COM: Our commercial website, www.ImproveNetPRO.com, provides enhanced services to our service providers. ImproveNetPRO.com allows us to communicate in near real-time with participating service providers who are online. ImproveNetPRO.com provides our home improvement service providers with immediate access to new job postings. Once a service provider enters the password protected section of ImproveNetPRO.com, they are immediately presented with the status of new projects available to them, based on their location and expertise. ImproveNetPRO.com also has information similar to our consumer design gallery and product showcase to assist our service providers.

1-800-CONTRACTOR: During December 2004 we launched a new division of ImproveNet through the licensing of the 1-800-Contractor telephone number and the 1800Contractor.com website. We intend to use the 1-800-Contractor telephone number and website to develop a leading directory of homeowner rated, screened service providers and contractors that can be accessed by homeowners by calling 1-800-Contractor or by visiting the 1800Contractor.com website. Home improvement service providers who list their company in the 1-800-Contractor directory will obtain increased visibility to homeowners seeking service providers, remodeling contractors and builders at a reduced project acquisition cost compared to other traditional marketing methods.

CUSTOMER SERVICE AND OPERATIONS
-------------------------------
During March 2004, we staffed our Scottsdale, Arizona office to operate all customer care call center functions including lead qualification, service provider support, new member services and collections. Prior to this, these functions had been performed by a third party service provider. Although we experienced some disruption in customer support as a result of this transition, we believe this move enhances the effectiveness of the service provider matching services.

   For Manufacturers, Distributors and Suppliers of Home Improvement Products
   --------------------------------------------------------------------------

During the first half of 2005, we intend to offer a highly targeted advertising program known as "AdServePRO" to businesses searching to promote their products and services to consumers and service providers in the home improvement industry. Advertisers will have the ability to feature their products and services as paid listings in their choice of ImproveNet's marketing channels, such as emails, newsletters and the web pages of ImproveNet.com, ImproveNetPro.com and 1800Contractor.com. Each month ImproveNet reaches hundreds of thousands of homeowners and home improvement service providers. Through these touch points, businesses can strategically position their products and services in front of their target buying groups during the time the consumer or service provider is searching for, or ready to purchase, home improvement products and services. AdServePRO's technology is intended to be a user-friendly web-based application that will allow advertisers to manage their accounts online, from setting up their campaign, creating the message, choosing their target audience and setting the amount they wish to invest in their advertising program.

COMPETITION
-----------
Our current competitors with regard to the home improvement information services segment include the following:

LOCAL, PRIMARILY TELEPHONE-BASED, CONTRACTOR REFERRAL BUSINESSES
----------------------------------------------------------------
These are generally small operations that take phone requests from homeowners that are attracted through Yellow Pages advertising or direct marketing initiatives and that refer projects to contractors with whom they often have a personal relationship.

ONLINE REFERRAL COMPANIES
-------------------------
Some of our competitors, such as ServiceMagic.com and Contractor.com, offer a publicly accessible online database and perform similar matching services as ImproveNet.

SUPPLIERS OF HOME IMPROVEMENT PRODUCTS
--------------------------------------
Retailers and manufacturers of home improvement products such as The Home Depot, Lowe's, Masco, and Sears Roebuck & Co. offer installation services.

Additional information on some of the competitors identified above is as follows:

SERVICEMAGIC.COM
----------------
Service Magic, Inc. a subsidiary of Lending Tree, Inc. provides an online marketplace connecting homeowners to prescreened contractors and service providers. ServiceMagic.com's service is also designed to provide consumers with a limited number of interested home service professionals in their local areas within one business day. All ServiceMagic.com contractors are prescreened for licensing, bankruptcy and insurance. ServiceMagic.com addresses more than 500 different home service needs in more than 40 markets nationwide. ServiceMagic.com also offers educational online tools to homeowners including expert advice, design ideas, quick tips, over thousands of articles and a homeowner toolbox containing estimating tools, example contracts and guides on licensing and insurance.

CONTRACTOR.COM
--------------
Headquartered in Denver, Colorado, Contractor.com maintains a comprehensive nationwide directory of service providers allowing homeowners the ability to search for local home improvement service providers based on zip code and trade. Service providers are rated by homeowners that have previously used the service provider, which provides a quasi "word of mouth environment." Contractor.com service providers are prescreened for liability insurance and must provide business references in order to be listed in the Contractor.com directory. Contractor.com also provides homeowners with tips on how to find and hire the right contractor for their home improvement projects.

Contractor.com offers membership programs to contractors which provide access to home improvement leads and unlimited use of business solutions including: Sales and marketing tools, information on the construction industry, cost estimators and business management and financing tools.

Parties with which we have commercial relationships and other suppliers of home improvement products could choose to develop their own Internet strategies or competing home improvement services. Many of our existing and potential competitors have longer operating histories, greater name recognition, larger homeowner bases and significantly greater financial, technical and marketing resources than we do. We believe that we and any competitor seeking to establish web enabled home improvement services confront significant challenges, including:

     - The ability to maximize the number of visitors to their websites, the number of home improvement jobs submitted by those visitors, the time spent by those visitors at those websites and the resultant loyalty created among those visitors, the degree to which website content and loyalty create allegiance to the service provider, and ultimately, the ability to generate repeat customers;

     - The ability to cost effectively recruit and retain a network of service providers that have broad trade and geographical coverage so that a large number of jobs can be successfully completed;

     - The ability to generate significant online traffic from homeowners and the ability to qualify the home improvement project submissions that the homeowners provide so that accurate project information can be efficiently passed onto a network of service providers;

     - The ability to develop an effective process for managing a large volume of homeowner requests and delivering a high level of customer service to both homeowners and home improvement service providers;

     - The ability to develop commercial relationships with suppliers of home improvement products and services that provide value to consumers and service providers, as well as revenue from advertising.

Nevertheless, many service provider matching services operate on a localized basis and it is challenging for one company to dominate in all locations. Various locations where we experience service provider matching opportunities are greater in number than others. We believe that because of our website presentation and our customer service and operation center, we compare favorably with others offering service provider matching services in our industry.

FIND A CONTRACTOR

We also advertise on third party websites through our Find a Contractor service. We place a "Find a Contractor" banner or button on third party websites that links the user to ImproveNet.com. We pay these third parties either a flat fee or on a per referral basis. Since many of the third-party websites that use Find a Contractor are related to the home improvement industry, we believe these programs will deliver more qualified traffic to our website. We also believe that websites that are related to the home improvement industry and that participate in these programs will benefit from the access to our service provider matching services.

THIRD PARTY PROVIDERS

We believe that contracting with the best companies on the Internet and in the home improvement industry is an important component in ImproveNet's effort to be America's home improvement destination. Our primary means of creating demand for ImproveNet services has been through interactive marketing. We have entered into arrangements, which are generally performance based, long term in length but cancellable with reasonable notice, that obligate us to pay based upon performance including revenue sharing and cost per lead acquisition. These relationships include:

o Frequently visited portals, such as Google, Yahoo, MSN and FindWhat;

o Websites related to home improvements, such as HomeTime and Mills Pride; and

o Lead generator service providers.

TECHNOLOGY INFRASTRUCTURE
-------------------------
Our websites are designed to provide fast, reliable, high quality access to our online services. Our hardware and software systems must assimilate and process large volumes of visitor traffic and store, process and disseminate large amounts of user data and process interactive applications.

We have implemented a broad array of site management, customer interaction and processing systems using our own proprietary technologies and, where appropriate, commercially available licensed technologies. Our systems use Windows NT, Linux and MS SQL and are designed for a high level of automation and performance. We have redundant power supplies, secured databases and web servers to optimize up-time and user experience. We monitor our network and machines 24 hours a day for reliability.

Our websites have been developed internally using a Microsoft platform. In developing our websites we use a variety of tools to support rapid database and web application development. Our ability to successfully receive and process homeowner job submissions online, provide high-quality service to homeowners and service providers largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our websites and databases are hosted by AT&T in Phoenix, Arizona. Visitor traffic to our websites varies significantly. Spikes in visitor traffic and user demand can affect expected performance of our websites and could cause outages. Having fatal system failures or serious catastrophe to the systems could result in significant downtime. We seek to maintain and advance our market position by continually enhancing the performance of our websites and expanding the features that we offer homeowners, service providers and suppliers. We expect that enhancements to our websites and services will continue.

INTELLECTUAL PROPERTY RIGHTS
----------------------------
Our success is dependent upon our ability to develop and protect our proprietary technology and intellectual proprietary rights, including our databases of homeowners, service providers, distributors and manufacturers and our proprietary TrueMatch(TM) platform. We rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and copyright and trademark laws to accomplish these goals. Our databases are trade secrets and our TrueMatch(TM) platform is protected by trade secret and copyright laws.

In addition, we seek to avoid disclosure of our trade secrets by requiring certain employees, customers and others with access to our proprietary information to execute confidentiality agreements. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws.

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

During September 2004, the Board of Directors of ImproveNet approved a licensing agreement (the "Licensing Agreement") with Karen S. Bishop (the "Licensor") for certain intellectual property including the service mark "1-800-Contractor" and other related properties. There is no material relationship between the parties outside of the Licensing Agreement. The license granted to us by the Licensor is for the exclusive right to use a service mark, a telephone number and domain names within a specified territory (the "Licensed Property"). The Licensor receives a percentage of the gross revenue generated and collected from our use of the Licensed Property paid on a monthly basis during the term of the Licensing Agreement and is subject to annual minimum payments to Licensor as set forth in the Licensing Agreement. We have an option to purchase the Licensed Property. The term of the Licensing Agreement is for 100 years subject to the following early termination provisions: We may terminate the Licensing Agreement at our election or upon exercise of our option to purchase the Licensed Property. The Licensor may terminate the Licensing Agreement for (i) our failure to make required payments timely, (ii) our failure to comply with its obligations under the Licensing Agreement after written notice of such failure or (iii) the proper revocation or suspension of our authority to do business in its state of incorporation or the state where our principal office is located.

GOVERNMENT REGULATION
---------------------
Our business is subject to rapidly changing laws and regulations. Although our operations are currently based in Arizona, the United States of America government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:

     - PRIVACY LAW: Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to leverage our databases to generate revenues;

     - BUILDING REQUIREMENTS: Our activities, and those of our service providers, are subject to various federal, state and local laws, regulations and ordinances relating to, among other things, the licensing of home improvement contractors, OSHA standards, building and zoning regulations and environmental laws and regulations relating to the disposal of demolition debris and other solid wastes. In addition, many jurisdictions require the contractor of record to obtain a building permit for each home improvement project. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business.

Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change the manner in which we conduct business.

EMPLOYEES
---------
As of December 31, 2004, we employed approximately 50 full-time employees on a consolidated basis. None of our employees are represented by a labor union. We have experienced no work stoppages as a result of employee related matters and believe that our employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal administrative offices are located in Scottsdale, Arizona. During March 2004, we also staffed our Scottsdale, Arizona offices to operate all customer care call center functions including lead qualification, service provider support and collections. Prior to this, these functions had been performed by a third party service provider. Our Scottsdale, Arizona offices are approximately 5,000 square feet and are covered under a lease agreement with gross lease payments of approximately $5,100 per month, which expires in July 2005.

As of December 31, 2004, ImproveNet has no investments in real estate and has no immediate plans to invest in real estate, interests in real estate, real estate mortgages or any other securities or related real estate activities.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of, or incidental to, our operations. We are currently engaged in various legal proceedings that are incidental to our business and could materially affect our business should an adverse judgment be entered against us. We intend to vigorously defend these claims and expect to prevail in all cases.

One arbitration matter in Phoenix, Arizona involved First Systech International, Inc., a predecessor to eTechLogix, our wholly-owned subsidiary. This proceeding concerns the 1998 sale of an Enterprise Resource Planning software product to a former client who demanded a refund of the purchase price. The matter was before an arbitrator who entered an award against First Systech for $116,886 plus simple interest at 10% per year. First Systech International reached agreement with Friedman Corporation ("Friedman") pursuant to terms and conditions of a Repayment and Security Agreement effective May 25, 2004 (the "Agreement") which finalizes a payment plan for First Systech International's obligations for the arbitration award that Friedman has paid. The final amount owed under the Agreement is approximately $182,000 with interest accruing at 8% per annum from April 2, 2004 and attorney's fees incurred by Friedman in the minimum amount of $4,500 and not to exceed $10,000 as set forth therein. Payments of $5,000 per month commenced June 20, 2004, increased to $10,000 per month on November 20, 2004 and are scheduled to increase to $12,500 per month during June 2005. Following the June 2005 increase, payments will remain at $12,500 per month until the balance is paid in full. Pursuant to provisions of the Agreement, First Systech International has granted a security interest and lien on all of its assets to secure performance of its obligations under the Agreement. First Systech International continues to maintain ownership of all of the assets that it has pledged.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock began trading on the Nasdaq National Market System under the symbol "IMPV" on March 16, 2000 and subsequently, on the Over The Counter Bulletin Board on June 29, 2001. The following table sets forth the high and low sales prices of our Common Stock for the periods indicated, as reported on the Over-The-Counter Bulletin Board:

                                                   High          Low
                                                   Sales        Sales
                                                   Price        Price
                                                 --------     --------
    Year ended December 31, 2003:
    -----------------------------
     First Quarter .........................     $   0.27     $   0.07
     Second Quarter ........................         0.12         0.07
     Third Quarter .........................         0.40         0.09
     Fourth Quarter ........................         0.45         0.11

    Year ended December 31, 2004:
    -----------------------------
     First Quarter .........................     $   0.23     $   0.09
     Second Quarter ........................         0.40         0.09
     Third Quarter .........................         0.35         0.15
     Fourth Quarter ........................         0.24         0.12

As of December 31, 2004, we had approximately 400 stockholders of record. We have never paid any cash dividends on our stock, and we anticipate that we will retain any future earnings, if any, for use in the operation and expansion of our business. Accordingly, we do not anticipate paying any cash dividends in the foreseeable future.

In June 2003, we borrowed $75,000 for a 90-day period represented by a promissory note that we issued to an accredited investor. Warrants to purchase 200,000 shares of our common stock were also issued in this transaction. The promissory note was renewed in September 2003 for $80,000, including accrued but unpaid interest, and a warrant to purchase an additional 150,000 shares of our common stock. The promissory note was paid in full in December 2003. The issuances of the promissory notes and the warrants were made under applicable registration exemptions from both state and federal securities laws including section 4(2) of the Securities Act of 1933, as amended.

In December 2003 we completed a $400,000 private placement of 8% unsecured convertible promissory notes having an initial maturity of December 15, 2005 to a limited group of accredited investors. The issuance was made under applicable registration exemptions from both state and federal securities laws including section 4(2) of the Securities Act of 1933, as amended. Interest on these notes was payable quarterly commencing March 15, 2004. The principal of each note and all accrued but unpaid interest was convertible into shares of our common stock at the rate of five shares for each one dollar of debt represented by the notes. Proceeds received from the issuance of these notes are being used for working capital and general corporate purposes. In addition, approved finders of the participating accredited investors were collectively issued warrants to purchase 520,000 shares of our common stock. The warrants were also issued under applicable registration exemptions from both state and federal securities laws including section 4(2) of the Securities Act of 1933, as amended.

In June 2004, we raised $1,050,000, from the sale of 10,500,000 Common Shares and three-year warrants to purchase 8,000,000 Common Shares at a strike price of $0.15 per share in a private placement transaction to several accredited investors (collectively, the "Investors"). The issuance was made under applicable registration exemptions from both state and federal securities laws including section 4(2) of the Securities Act of 1933, as amended. In connection with the private placement transaction, we granted the right to designate a nominee to our Board of Directors to one of the Investors. The funds received are being used for general corporate purposes and to increase our financial flexibility. As part of this financing transaction, the Investors also purchased 1,500,000 Common Shares from affiliates of three of our officers and directors for an aggregate purchase price of $150,000. Each of these three selling parties entered into a lock-up agreement restricting future sales of their common stock for a specified period, as well as a voting agreement regarding the accredited investor's designated nominee to our Board of Directors.

Separately, during June 2004 holders of $370,000 of principal of our 8.0% convertible promissory notes (the "Converting Investors") elected to convert the then outstanding principal and interest to Common Shares and warrants on similar terms to the private placement offering described above. The conversion resulted in the issuance of 3,707,400 Common Shares and three-year warrants to purchase 2,466,666 Common Shares at a strike price of $0.15 per share. The issuance was made under applicable registration exemptions from both state and federal securities laws including section 4(2) of the Securities Act of 1933, as amended. The remaining $30,000 of the then outstanding principal of the 8.0% convertible promissory notes, which was with affiliates of ImproveNet, was repaid in the second quarter of 2004.

The following table summarizes equity compensation plan information for ImproveNet, Inc.:

                                                                                                  Number of Securities
                                                                                                  Remaining Available
                                                Number of Securities                              For Future Issuance
                                                 to be Issued Upon         Weighted-Average          Under Equity
                                                   Exercise of            Exercise Price of        Compensation Plans
                                                Outstanding Options      Outstanding Options,    (Excluding Securities
                                                Warrants and Rights      Warrants and Rights     Reflected in Column(a))
                                                --------------------     --------------------     --------------------
                                                        (a)                      (b)                       (c)
     Equity compensation plans
       approved by security holders .......                3,020,159     $               0.26                2,293,281

     Equity compensation plans not
       approved by security holders .......                     --                       --                       --
                                                --------------------     --------------------     --------------------

     Total ................................                3,020,159     $               0.26                2,293,281
                                                ====================     ====================     ====================

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

"Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debt and credit allowances for accounts receivable and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value for assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; changes in these estimates as a result of future events may have a material effect on ImproveNet's financial condition. The SEC suggests that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis. A critical accounting policy is one which is both important to the portrayal of the company's financial condition and results and requires managements' most difficult, subjective or complex judgments, often as a result for the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements. These policies include, but are not limited to, revenue recognition and bad debt and credit reserves.

OVERVIEW

HOME IMPROVEMENT INFORMATION SERVICES

We are a leading Internet-based home improvement services company that, through our proprietary TrueMatch(TM) platform, connects homeowners to local screened home improvement service providers throughout the United States. We were recognized by Money Magazine as "Best of the Web" in 2003 under the Home Improvement Category and were recently featured nationally on the Today Show, MSNBC, CNNfn, CBS Marketwatch and locally on many news networks and in newspapers. ImproveNet has been connecting homeowners with local screened home improvement service providers since 1996. Our website, www.improvenet.com, includes tens of thousands of pages of content and serves both homeowner and home improvement service providers including architects, designers, builders and contractors to assist with the completion of home improvement projects from start to finish. Our website also features management tools, product showcases, visualizers, advice from experts and active message boards targeting home improvement content.

SOFTWARE DEVELOPMENT AND SALES

eTechLogix, a wholly-owned software division of ImproveNet, is a developer and marketer of web based configuration and order entry software and services for the manufacturers and distributors markets of building material products sold to the home improvement industry. During the fourth quarter of 2004, the Board of Directors determined that our principal focus going forward would be ImproveNet's core lead matching service and the products and services that compliment it. This decision was based on a number of factors, which include, but are not limited to, the opportunities in the Internet home improvement industry as set forth in
Part 1 Item 1 DESCRIPTION OF BUSINESS.. Based on this decision, we have actively pursued, during the first quarter of 2005, disposition of substantially all of the operations of eTechLogix. An agreement in principle has been reached with a third party for the anticipated disposition and documents reflecting the definitive agreement are currently being prepared and are expected to be executed in the near future. Accordingly, the operations of eTechLogix, which had been classified as a separate operating segment in previous filings, have been classified as discontinued operations for all periods presented in the financial statements included in this filing and in any financial data presented elsewhere in this filing.

                               SOURCES OF REVENUE

During the third quarter of 2004, we implemented a new subscription-based pricing model for new home improvement service providers joining our service provider membership network. The model offers three different levels that home improvement service providers can choose from to accommodate their financial and professional needs. Benefits of some levels include email (for example, name@improvenetpro.com), a website, online advertisements with ImproveNet affiliates, a personal toll free number with immediate access to a dedicated customer care representative, screened and verified home improvement leads, an online console to manage the user's profile and home improvement project lead management.

These three levels consist of: (i) Standard membership - no monthly fee, (ii) Professional membership - $29.99 monthly fee and (iii) Master membership - $199.99 monthly fee. We charge our home improvement service providers a fee for each lead that they accept from our service. Lead fees currently charged to our home improvement service providers for each level of membership are summarized as follows:

          Project Lead
          Budget Range                Standard   Professional    Master
     -----------------------          --------     --------     --------

     $0 - $999 .............          $  10.00     $   7.00     $   5.00
     $1,000 - $4,999 .......             15.00        10.00         8.00
     $5,000 - $9,999 .......             32.00        25.00        16.00
     $10,000 - $24,999 .....             65.00        50.00        32.00
     $25,000 - $50,000 .....            100.00        75.00        50.00
     Over $50,000 ..........            120.00       100.00        60.00

Home improvement service providers who were part of our network prior to our implementation of the subscription based pricing model and who have elected to remain on our previous plan continue to utilize our service with no monthly fee, however, these service providers are subject to "win" fees on all home improvement projects obtained through the use of our services. These win fees are based on a percentage of the total budgeted home improvement project value. Lead fees and win fee percentages currently charged for these service providers are summarized as follows:

             Project Lead                        Lead           Win
             Budget Range                         Fee           Fee
     ----------------------------              --------      --------

     $0 - $999 ..................              $   --            7.0%
     $1,000 - $4,999 ............                 10.00          5.0%
     $5,000 - $9,999 ............                 25.00          2.0%
     $10,000 - $24,999 ..........                 50.00          2.0%
     $25,000 - $50,000 ..........                 75.00          2.0%
     Over $50,000 ...............                100.00          2.0%

We believe that the subscription based pricing structure will result in a more consistent cash flow stream as we will generate a flat monthly fee from many of the home improvement service providers using our service while continuing to generate revenue based on the quantity of leads sold. Additionally, we are collecting payments from service providers participating in the subscription based pricing model via credit card or ACH charges, which differs from the previous model whereby we billed service providers for leads accepted and win fees earned, and collected these charges at a later date. We believe charging our customers at the time of sale will have a positive impact on collections and will decrease the number of days our sales are outstanding. We plan to convert home improvement service providers that are part of our network to the subscription model over the next two quarters.

                      ADDITIONAL PLANNED SOURCES OF REVENUE

During the third quarter of 2004, we commenced development of two new initiatives that are aimed at augmenting our home improvement information services segment. These initiatives include 1-800-Contractor and an advertising service known as "AdServePRO." Information on these initiatives is summarized as follows:

1-800-CONTRACTOR

During September 2004 we entered into an exclusive licensing agreement for the use of the phone number and website domain name related to "1-800-Contractor" (the "Licensed Property"). The licensor receives a percentage of the gross revenue collected from our use of the Licensed Property, payable on a monthly basis during the term of the licensing agreement, which is subject to annual minimum payments to the licensor. Improvenet also has an option to purchase the Licensed Property. The term of the licensing agreement is for 100 years subject to the following early termination provisions: we may terminate the licensing agreement at our election or upon exercise of our option to purchase the Licensed Property. The licensor may terminate the licensing agreement for (i) our failure to make required payments timely, (ii) our failure to comply with its obligations under the licensing agreement after written notice of such failure or (iii) the proper revocation or suspension of our authority to do business in its state of incorporation or the state where our principal office is located.

During December 2004, we launched a new division of ImproveNet through the licensing of the 1-800-Contractor (1-800-266-8722) telephone number, the 1800Contractor.com web property (domain names) and associated service marks. This division will compliment our existing ImproveNet home improvement information services by supplementing the online home improvement lead generation service with an online and offline resource for homeowners to find and research local contractors via the Internet or telephone.

Through 1-800-Contractor, we plan to create an online directory of homeowner rated, screened service providers and contractors that can be accessed by homeowners by calling 1-800-Contractor or by visiting the 1800Contractor.com website. This will enable homeowners to obtain contractor contact data and detailed company information via the telephone or Internet. During the first quarter of 2005, we began generating revenue by selling directory listings to local and national service providers in the home repair and installation industry. There are currently three levels of listings in the 1-800-Contractor directory: Standard, Pro and ProPLUS. Benefits of ProPLUS and Pro status include a higher rank in the 1-800-Contractor directory, a webpage that profiles the service provider, customer feedback and higher quantities of free phone leads from the 1-800-Contractor telephone number.

Following the launch of 1-800-Contractor, service providers joining the ImproveNet network in 2005 pay an additional flat monthly fee to be listed in the 1-800-Contractor directory in addition to the monthly subscription fees discussed above. ProPLUS and Pro 1-800-Contractor members are able to purchase leads at the ImproveNet Professional rates shown above, while Standard 1-800-Contractor members are offered leads at the Standard rates shown above. New service providers joining the ImproveNet network and 1-800-Contractor directory in 2005 pay monthly subscription fees as follows:

     Standard .................................................... $   9.99
     Pro .........................................................    39.99
     ProPlus .....................................................    79.99
     Master (ProPLUS status in the 1-800-Contractor directory) ...   199.99

ADSERVEPRO

During the first half of 2005, we intend to offer a highly targeted advertising program known as "AdServePRO" to businesses searching to promote their products and services to consumers and service providers in the home improvement industry. Advertisers will have the ability to feature their products and services as paid listings in their choice of ImproveNet's marketing channels, such as emails, newsletters and the web pages of ImproveNet.com, ImproveNetPro.com and 1800Contractor.com. Each month ImproveNet reaches hundreds of thousands of homeowners and home improvement service providers. Through our touch points, businesses can strategically position their products and services in front of their target buying groups during the time the consumer or service provider is searching for, or ready to purchase, home improvement products and services. AdServePRO's technology is intended to be a user-friendly web-based application that will allow advertisers to manage their accounts online, from setting up their campaign, creating the message, choosing their target audience and setting the amount they wish to invest in their advertising program.

                            COST OF REVENUE STRUCTURE

Our cost of revenue primarily includes the cost of procuring leads and costs associated with lead qualification. We procure home improvement leads by use of the following methods: (i) Homeowners visiting our ImproveNet.com website and submitting a home improvement project lead; (ii) Search engines including Google, Yahoo and MSN; (iii) Lead generator service providers; (iv) Utilization of affiliate programs with other home improvement related websites and (v) Search engine optimization ("SEO") partners. We do not incur any costs related to homeowner submissions made directly to our ImproveNet.com website. We pay fees to search engines based on the number of times Internet users click on a paid advertising link. Fees paid to lead generator service providers, affiliates and SEO partners are primarily based on the quantity and quality of leads provided.

We qualify certain leads internally through our lead qualification department. The lead qualification process includes an analysis of the information provided from the homeowner to ensure that the information is correct. For some larger home improvement project submissions, this process includes verbally confirming the information relative to the project directly with the homeowner.

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

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Our consolidated results of operations for the years ended December 31, 2004 and 2003 is as follows:

                                                          Year Ended December 31,
                                            ----------------------------------------------------                     Percentage
                                                     2004                         2003                   Change        Change
                                            -----------------------      -----------------------      -----------      ------
     Revenue ..........................     $ 3,039,678       100.0%     $ 2,675,545       100.0%     $   364,133        13.6%
     Cost of revenue ..................       1,139,931        37.5%       1,055,656        39.5%          84,275         8.0%
                                            -----------      ------      -----------      ------      -----------      ------

     Gross profit .....................       1,899,747        62.5%       1,619,889        60.5%         279,858        17.3%
     Selling, general and
       administrative expense .........       2,754,293        90.6%       2,194,789        82.0%         559,504        25.5%
                                            -----------      ------      -----------      ------      -----------      ------

     Income (loss) from operations ....     $  (854,546)     -28.1%      $  (574,900)     -21.5%      $  (279,646)       48.6%
                                            ===========      ======      ===========      ======      ===========      ======

REVENUE

A summary of our revenue for the years ended December 31, 2004 and 2003 is as follows:

                                                        Year Ended December 31,
                                            --------------------------------------------------                   Percentage
                                                     2004                        2003                 Change       Change
                                            ----------------------      ----------------------      ----------   ----------
       Lead fees ......................     $1,896,831        62.5%     $1,461,716        54.6%     $  435,115         29.8%
       Subscription fees ..............        125,499         4.0%           --           0.0%        125,499          N/A
       Win fees .......................        935,369        30.8%      1,198,191        44.8%       (262,822)      -21.9%
       Marketing and other revenue ....         81,979         2.7%         15,638         0.6%         66,341        424.2%
                                            ----------      ------      ----------      ------      ----------       ------

                                            $3,039,678       100.0%     $2,675,545       100.0%     $  364,133         13.6%
                                            ==========      ======      ==========      ======      ==========       ======

Revenue was approximately $3,040,000 and $2,676,000 for the year ended December 31, 2004 and 2003, respectively, an increase of $364,000 or 13.6%. The increase in revenue for the year ended December 31, 2004, as compared to the same period in the prior year, was due to increased lead sales and subscription fees from the subscription based pricing model, offset by a decline in win fees. We anticipate win fees to continue to decline as a percentage of revenue and subscription fees to increase as a percentage of revenue in the future as more new contractors are established and existing contractors are converted to the subscription based pricing model.

Overall, there was little impact on lead revenue as a result of lead pricing changes associated with our adoption of the subscription based pricing model in the third quarter of 2004. Fluctuations in lead revenue on a year over year basis are primarily the result of net lead revenue sales volume increases.

COST OF REVENUE

Cost of revenue was approximately $1,140,000 and $1,056,000 for the year ended December 31, 2004 and 2003, respectively, an increase of $84,000 or 8.0%. As a percentage of revenue, cost of revenue was 37.5% and 39.5% for the year ended December 31, 2004 and 2003, respectively. The decrease in cost of revenue as a percentage of revenue is due to lower costs associated with better terms on leads procured from lead generators and affiliates during 2004 versus 2003, offset slightly by increased lead costs associated with leads procured from search engines, such as Google, Yahoo and MSN. Although leads procured from search engine sources are of higher cost, we believe these leads to be more beneficial to ImproveNet as they create a direct link between ImproveNet and the consumer, which we believe strengthens our brand name recognition. During 2004, cost of revenue associated with leads driven by search engines increased by over 100%, which reflects our emphasis on building and maintaining our brand name. The overall increase in cost of revenue for the year ended December 31, 2004, as compared to the same period in the prior year was due to increased costs related to search engines of 18.4% and increased costs of qualifying leads internally of 10.0%, offset by decreased costs associated with lead generators and affiliates of 10.3% and a decrease in costs from our previous customer care service provider of 10.1%. There was little impact on our cost of revenue as a result of bringing the customer care call center in-house in March of 2004, which, prior to March 2004, had been outsourced to a third party.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Consolidated selling, general and administrative expense was approximately $2,754,000 and $2,195,000 for the year ended December 31, 2004 and 2003, respectively, an increase of $559,000 or 25.5%. Increases in bad debt expense and non-cash stock-based compensation expense increased selling, general and administrative expense 19.9% and 4.7%, respectively. During March 2004, we staffed our Scottsdale, Arizona office to operate all customer care call center functions including lead qualification, service provider support and collections. Prior to this, these functions had been performed by a third party service provider. Although the overall cost of operating the customer care call center has not changed substantially, we have experienced some disruption in customer support as a result of this transition, which has had a negative impact on our bad debt expense for the year ended December 31, 2004.

OTHER INCOME (EXPENSE)

Other income (expense) is summarized as follows:

                                                      2004            2003
                                                   ----------      ----------

     Interest income .........................     $    8,605      $    2,597
     Interest expense and financing costs ....       (712,187)         (5,029)
     Relief of debt ..........................         14,023            --
     Miscellaneous income ....................        180,980          28,070
                                                   ----------      ----------

                                                   $ (508,579)     $   25,638
                                                   ==========      ==========
Interest income
---------------
Interest income increased for the year ended December 31, 2004 versus the same period in the prior-year due to higher amounts of interest bearing investments during the current period.

Interest expense and financing costs
------------------------------------
Interest expense and financing costs increased during the year ended December 31, 2004 versus the same period in the prior year as a result of a charge of approximately $695,000 related to the modified conversion terms associated with this conversion of $370,000 of principal of our previously outstanding 8.0% convertible promissory notes.

Relief of debt
--------------
Relief of debt during 2004 and 2003 represents the favorable settlement of amounts due to former vendors.

Miscellaneous income
--------------------
Due to the nature of certain potential financial penalties related to registration rights granted to investors in our June 2004 private placement, the most substantive of which would require ImproveNet to rescind the transaction at the option of the investors should the applicable registration statement not be declared effective and remain effective by March 1, 2005, the Common Shares, warrants and related proceeds associated with this offering were initially classified outside of equity until the appropriate registration statement was declared effective. These amounts were reclassified to equity during the fourth quarter of 2004, as the underlying shares became fully registered in October 2004. The warrants, which were initially classified as a liability, have been re-measured to their fair value prior to the reclassification to equity in October 2004, resulting in additional miscellaneous income of approximately $162,000 for the year ended December 31, 2004.

DISCONTINUED OPERATIONS, NET OF TAX

During the fourth quarter of 2004, the Board of Directors determined that our principal focus going forward would be ImproveNet's core lead matching service and the products and services that compliment it. This decision was based on a number of factors, which include, but are not limited to, the opportunities in the Internet home improvement industry discussed elsewhere in this document. Based on this decision, we have actively pursued, during the first quarter of 2005, disposition of substantially all of the operations of eTechLogix. An agreement in principle has been reached with a third party for the anticipated disposition and documents reflecting the definitive agreement are currently being prepared and are expected to be executed in the near future. Accordingly, the operations of eTechLogix, which has been classified as a separate operating segment in previous filings, has been classified as discontinued operations for all periods presented in the financial statements included in this filing and in any financial data presented elsewhere in this filing.

The following table summarizes financial data for eTechLogix for the years ended December 31, 2004 and 2003, respectively:

                                                   2004           2003
                                                ----------     ----------
     Revenue ................................   $  443,365     $  518,002
     Operating income (loss) ................       83,286       (333,237)
     Net income (loss) ......................       86,030       (236,926)

Revenue declined in 2004 versus 2003 due to a shift in the focus of ImproveNet from software development and sales to our core lead matching business. Overall operating income (loss) and net income (loss) was better in 2004 versus 2003 as a result of the settlement of an outstanding claim against eTechLogix in 2003 from Friedman Corporation, which is discussed in more detail in Item 3, Legal Proceedings.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are to fund operations and capital expenditures, which includes expenditures related to the development and implementation of 1-800-Contractor and AdServePRO, which were discussed previously herein. Significant sources of liquidity are cash on hand, borrowings from our credit facilities and proceeds from debt and equity issuances. Our net working capital as of December 31, 2004 was approximately $3,000, including restricted cash, versus negative working capital of approximately $223,000 as of December 31, 2003. The increase in net working capital primarily relates to the financing transaction completed in June 2004, which is discussed further below.

FINANCING TRANSACTION

During June 2004, ImproveNet raised $1,050,000, from the sale of 10,500,000 Common Shares and three-year warrants to purchase 8,000,000 Common Shares at a strike price of $0.15 per share in a private placement transaction to several accredited investors (collectively, the "Investors"). The issuance was made under applicable registration exemptions from both state and federal securities laws including section 4(2) of the Securities Act of 1933, as amended. The proceeds were allocated to the Common Shares and warrants based on the relative fair value of each security at the time of issuance with $621,500 allocated to the Common Shares and $428,500 allocated to the warrants. Due to the nature of certain potential financial penalties related to registration rights granted to the Investors, the most substantive of which would require ImproveNet to rescind the transaction at the option of the Investors should the applicable registration statement not be declared effective and remain effective by March 1, 2005, the shares of Common Stock were initially classified outside of equity as mezzanine financing and the warrants to purchase Common Stock were initially classified as a liability. During October 2004, the Common Shares and warrants became fully registered, at which time the amounts were reclassified to equity. Prior to the registration statement being declared effective, changes in the fair value of the warrants were recognized as other income or expense in our statement of operations. Changes in the fair value of the warrants resulted in other income of approximately $162,000 recognized during 2004. In connection with the private placement transaction, we granted the right to designate a nominee to our Board of Directors to one of the Investors.

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

Separately, during June 2004 holders of $370,000 of principal of our 8.0% convertible promissory notes (the "Converting Investors") elected to convert the then outstanding principal and interest to Common Shares and warrants on similar terms to the private placement offering described above. The conversion resulted in the issuance of 3,707,400 Common Shares and three-year warrants to purchase 2,466,666 Common Shares at a strike price of $0.15 per share. The issuance was made under applicable registration exemptions from both state and federal securities laws including section 4(2) of the Securities Act of 1933, as amended. Due to the modified conversion terms associated with this conversion, we recognized a charge in the amount of approximately $695,000. The remaining $30,000 of the then outstanding principal of the 8.0% convertible promissory notes, which was with affiliates of ImproveNet, was repaid in the second quarter of 2004.

LINE OF CREDIT

During September 2004 we entered into a line of credit for $100,000 with a national banking association. Interest accrues on all funds advanced on the line of credit at 1/4 point over the bank's prime lending rate. The maturity of the line of credit facility is September 14, 2005, at which time the payment of all outstanding principal and accrued interest is due. There is no penalty for prepayment of outstanding amounts prior to maturity. We have secured our obligations under the line of credit with the pledge of a certificate of deposit. As of December 31, 2004, there was approximately $62,000 drawn on this line of credit. During the first quarter of 2005, this line of credit was paid in full and closed.

Separately, we have an unsecured $95,000 line of credit agreement with a bank through our subsidiary eTechLogix, Inc. The agreement calls for interest at the bank's prime rate plus 2.75% and is due on demand. We had outstanding balances on this line of credit of approximately $60,000 and $66,000 as of December 31, 2004 and 2003, respectively.

EQUITY ISSUANCE

The following table summarizes ImproveNet's Common Share issuances during the year ended December 31, 2004:

                                                                                      Number of
                                                                                    Common Shares
                                                                                      ----------
     Private placement .........................................................      10,500,000
     Conversion of 8% convertible promissory notes .............................       3,707,400
     Stock based compensation of consultants, employees and directors ..........         972,617
     Common Shares issued upon exercise of options and warrants ................          40,000
                                                                                      ----------

     Common Shares issued during the year ended December 31, 2004 ..............      15,220,017
                                                                                      ==========

CASH FLOWS

The following discussion relates to the major components of the changes in cash flows for the years ended December 31, 2004 and 2003:

CASH FLOWS USED IN OPERATING ACTIVITIES

Cash flows used in operating activities was approximately $394,000 and $141,000 for the year ended December 31, 2004 and 2003, respectively. The increase in cash used in operating activities is primarily due to an overall general decrease in cash flows from operations.

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash flows used in investing activities was approximately $153,000 and $22,000 for the year ended December 31, 2004 and 2003, respectively. The increase in cash used in investing activities is primarily due to the development and enhancement of our existing software systems and the purchase of equipment and development of software to implement 1-800-Contractor and AdServePRO. We intend to finance expenditures related to the 1-800-Contractor and AdServePRO initiatives through currently available cash on hand and the issuance of additional debt and / or equity securities if necessary.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows provided by financing activities was approximately $962,000 and $400,000 for the year ended December 31, 2004 and 2003, respectively. The increase in cash flows from financing activities is due to the financing transaction completed during the second quarter of 2004 offset by repayments of debt and capital lease obligations.

OFF-BALANCE SHEET FINANCING

We have no off-balance sheet debt or similar obligations nor do we have any transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.

RISK FACTOR THAT MAY EFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should carefully consider the following risk factors before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline and you may lose all or a part of your investment.

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

We have continued to sustain losses for the past several years, however, with funds received from a private placement in June 2004, we now have positive net worth. Our operating losses have limited our ability to obtain vendor credit or extended payment terms and bank financing on favorable terms, accordingly, we depend on our cash and cash equivalent balances to fund our operations.

Prior to the merger of ImproveNet and eTechLogix in 2002 (the "Merger"), the ImproveNet business operated at a significant loss. The ImproveNet business was moved from California to Arizona following the Merger in December 2002 and has been integrated into the infrastructure of eTechLogix, leveraging the then existing technical, marketing and administrative personnel.

We will strive to make ongoing realignments, if required, to achieve positive cash flow with our existing resources, however, no assurances can be made that the funds received from the June 2004 private placement will be adequate or sufficient to fund expansion, react to competitive pressures, or take advantage of unanticipated opportunities that we may identify.

WE FACE CONTINUED CHALLENGES IN THE INTEGRATION OF THE SEPARATE BUSINESSES OF IMPROVENET AND ETECHLOGIX FOLLOWING THE MERGER

We have not experienced the anticipated synergistic results from the integration of the separate businesses of ImproveNet and eTechLogix following the Merger. The strategies of cross-marketing service offerings, the opportunities of expanded markets, the development of additional revenue streams, the enhanced ability to raise capital and the availability of public currency for making strategic acquisitions have had limited success to date, accordingly, during the fourth quarter of 2004, we determined that our principal focus going forward would be ImproveNet's core lead matching service and the products and services that compliment it. This decision was based on a number of factors, which include, but are not limited to, the opportunities in the Internet home improvement industry discussed elsewhere in this document. Based on this decision, we have actively pursued, during the first quarter of 2005, disposition of substantially all of the operations of eTechLogix. An agreement in principle has been reached with a third party for the anticipated disposition and documents reflecting the definitive agreement are currently being prepared and are expected to be executed in the near future. Accordingly, the operations of eTechLogix, which had been classified as a separate operating segment in previous filings, have been classified as discontinued operations for all periods presented in the financial statements included in this filing and in any financial data presented elsewhere in this filing.

BECAUSE WE ARE NO LONGER LISTED ON THE NASDAQ NATIONAL MARKET SYSTEM, THE LIQUIDITY OF OUR COMMON STOCK HAS BEEN

SERIOUSLY LIMITED AND THERE IS CURRENTLY A LIMITED MARKET FOR OUR COMMON STOCK.

On June 29, 2001, we received a NASDAQ Qualification Panel Decision indicating that we have failed to comply with the minimum bid price requirement for continued listing, and we were delisted from the NASDAQ National Market System. Our stock is currently being traded on the NASDAQ Over-The-Counter Bulletin Board, however, the liquidity of our common stock is significantly lower than when it was listed on the NASDAQ National Market System. The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATION

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: Registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors.

OUR MARKETS ARE COMPETITIVE AND VOLATILE AND WE MAY SUFFER PRICE REDUCTIONS, BE UNABLE TO ATTRACT HOMEOWNERS TO OUR WEBSITES, BE UNABLE TO EXPAND AND MAINTAIN OUR SERVICE PROVIDER NETWORK OR ENTER INTO MULTI-YEAR COMMERCIAL CONTRACTS IF WE DO NOT COMPETE EFFECTIVELY

The market for our services is intensely competitive, evolving and subject to rapid technological change. To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our online and offline services in order to attract homeowners to our websites and maintain our service provider network. We expect the intensity of competition to increase in the future. Increased competition may result in changes in our pricing model, fewer homeowners visiting our websites, service providers leaving our network, less marketing revenue, reduced gross margins and loss of market share. Any one of these factors could significantly reduce future profitability. In addition, technological barriers to entry are relatively low. As a result, current competitors, including local referral businesses and online referral companies including ServiceMagic.com and Contractor.com, as well as potential competitors such as The Home Depot, Lowe's and Sears Roebuck & Company, have launched websites similar to ours that could gain broader market acceptance based on content, products and services. Because of the localized nature of the service provider matching services, our website presentation and the personalized approach of our customer service and operations center, we believe that we distinguish our service provider matching service from that of our competitors, but cannot assure that our customers will recognize such distinctions or that this distinction will sustain our business.

Some of our competitors have more resources and broader and deeper customer access than we do. In addition, several of these competitors have, or can readily obtain, extensive knowledge of the home improvement industry. Our competitors may be able to respond more quickly than we can to new technologies or changes in Internet user preferences and devote greater resources than we can to the development, promotion and sale of their services. We may not be able to maintain our competitive position against current and future competitors, especially those with significantly greater resources and brand recognition.

HOMEOWNERS AND SERVICE PROVIDERS MAY BE RELUCTANT TO ACCEPT AN INTERNET-BASED SERVICE PROVIDER MATCHING SERVICE

Currently most homeowners use traditional means, including word-of-mouth referrals, Yellow Pages and local contractor matching services to obtain service providers for their home improvement projects. In addition, many service providers do not use the Internet for business purposes and may be reluctant to become part of a network of service providers on an Internet-based service provider matching service. If homeowners do not use our matching service or service providers do not join our network, we will not be able to generate significant revenues from either services or advertising.

IF WE DO NOT ATTRACT AND RETAIN A NETWORK OF HIGH QUALITY SERVICE PROVIDERS, OUR BUSINESS COULD BE HARMED

We expect to derive the majority of our revenues from our network of service providers in the form of payments for each homeowner referral that we provide to the service provider and for subscription fees for the use of our services and the 1-800-Contractor directory listing. Our business is highly dependent on homeowners' use of our websites to find service providers for their home improvement projects so that service providers will achieve a satisfactory return on their participation in the ImproveNet program.

A key element of the growth of our business is the pace at which service providers adopt the ImproveNet matching process. This adoption includes responding to homeowner inquiries within 48 hours, providing a competitive, firm quote to homeowners quickly, and paying lead fees to ImproveNet. Our inability to screen and support service providers effectively, or the failure of our service providers to respond professionally and in a timely manner to homeowner inquiries, could result in low homeowner satisfaction and harm our business. In addition, the failure of our service providers to win home improvement projects and pay us lead, subscription and / or win fees could harm our business.

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

THE MARKETS IN WHICH WE COMPETE ARE CYCLICAL, WHICH CAN AFFECT OUR FINANCIAL PERFORMANCE AND RESULTS

The demand for our service provider matching services is cyclical and fluctuates from season to season during the year. Historically during the spring and summer, the demand of homeowners to proceed with home improvement projects is stronger than at other times of the year. Numerous factors may account for this increased demand. As a result, the quantity and quality of the home improvement project leads we receive at various times of the year fluctuates. This directly affects the number of home improvement project leads we provide. Therefore, revenues from lead fees and win fees may be negatively impacted at times when the demand is less, and accordingly, financial performance and results may be negatively impacted.

IF HOMEOWNERS FAIL TO REPORT AND SERVICE PROVIDERS FAIL TO REPORT AND PAY WIN FEES TO US, DIRECTLY OR INDIRECTLY, OUR BUSINESS WOULD BE HARMED

Some of our service providers are responsible for paying us a win fee for each job that they obtain from us. We ask service providers not to pass on the cost of the win fee to the homeowner. However, we do not currently provide any guarantee to homeowners that our service providers have not raised their rates to cover the win fee nor do we audit or plan to audit our service providers that are subject to win fees to confirm that they have not raised their rates. Homeowners may believe that they are indirectly paying us our win fee through the higher rates of service providers and, therefore, choose to select service providers through word-of-mouth referrals, Yellow Pages, local contractor matching services or other means rather than using our matching service. If homeowners choose not to use our service, we will lose service revenues and visitors to our websites and our business will be harmed.

We depend on our service providers and/or homeowners to report that they have won a job, report the correct contract amount, and for some service providers, pay us our win fee. We rely on our relationships with our service providers and the incentive to receive future leads from us to encourage service providers to report wins and if applicable, pay win fees. Currently, we do not have a control or an oversight mechanism in place with either service providers or homeowners to ensure that they report wins and pay win fees. If homeowners or service providers do not report wins, the correct contract amounts, or for service providers, pay us win fees, we will lose service revenues and our business will be harmed.

WE ARE UNCERTAIN IF OUR NEW SUBSCRIPTION BASED PROGRAM WILL BE ACCEPTED

In July 2004, we introduced a new subscription based program to our existing and prospective service providers for purchasing homeowner home improvement leads. The subscription program has three different pricing levels with lead fees at various rates. Two of those levels include a monthly subscription fee. None of the three pricing levels includes win fees. Our expectation is that the majority of our service providers will be converted to one of the pricing levels of the subscription program eliminating win fees altogether. There are no assurances that our existing and prospective service providers will be receptive to the new subscription program or will be successfully converted to the subscription program. If service providers are not receptive to the new subscription based pricing structure, we will lose service revenues and our business will be harmed.

WE ARE UNCERTAIN IF OUR NEW 1-800-CONTRACTOR DIRECTORY WILL BE ACCEPTED

In December 2004, we launched the 1-800-Contractor directory. This directory is intended to compliment our existing ImproveNet home improvement services by supplementing the online home improvement lead generation service with an online and offline resource for homeowners to find and research local contractors via the telephone or Internet. We have increased the monthly subscription fees charged to new service providers joining the ImproveNet network in 2005 as they are also provided with a listing in the 1-800-Contractor directory. We intend to offer access to the directory to service providers who were part of our network prior to the launch of 1-800-Contractor. There are no assurances that our existing and prospective service providers will be receptive to the 1-800-Contractor directory, or that the directory will be utilized by homeowners as a resource to access service providers. If service providers are not receptive to the 1-800-Contractor directory, we will lose revenues and our business will be harmed.

FAILURE TO FULFILL THE TERMS OF OUR LICENSE AGREEMENT RELATIVE TO
1-800-CONTRACTOR MAY RESULT IN THE LOSS CERTAIN RIGHTS WE HAVE UNDER THE AGREEMENT, WHICH WOULD HARM OUR BUSINESS

In the event we fail to fulfill the terms of our license agreement regarding the 1-800-Contractor assets, the license could be cancelled and we could lose our ability to utilize the 1-800-Contractor assets thereby terminating operation of our 1-800-Contractor business division. We would lose revenue and our business would be harmed.

WE DEPEND ON THIRD-PARTY RELATIONSHIPS TO ATTRACT VISITORS TO OUR WEBSITES

We have entered into commercial contracts with web based search engine companies and suppliers of home improvement products and services to increase the number of visitors to our websites. Under these contracts, search engine companies link search requests to our website, and suppliers have placed links to our website from their websites to allow their customers to visit our website if the customers are interested in obtaining home improvement information or searching for a service provider. We believe that increasing the number of visitors to our websites will increase the number of job submissions. We cannot make assurances that these contracts will lead to increased visits to our websites or that increased visits to our websites will result in increased job submissions. If we do not maintain our existing contracts on terms as favorable as currently in effect or if we are not able to establish new contracts on commercially reasonable terms, our business could be harmed.

Companies that we may pursue for a commercial contract may offer services competitive with suppliers with which we currently have contracts. As a result, these suppliers may be reluctant to enter into commercial contracts with us.

We purchase preferential placement on high-traffic websites. We believe these websites can help us to increase the number of visitors to our websites. There is intense competition for preferential placements on many of these websites based upon competitive bidding of key word searches. If we lose our relationships with any one of these websites, job submissions on our websites may decrease and we may not be able to enter into commercially reasonable contracts with replacement high-traffic websites, if at all. Additionally, if the costs associated with obtaining quality job leads increase in the future, it may have a material adverse effect on our business.

WE DEPEND ON THIRD-PARTY RELATIONSHIPS TO PROVIDE SOFTWARE TOOLS AND INFRASTRUCTURE

We integrate third-party software into our service offerings on our websites. We would be harmed if the providers from which we license software ceased to deliver and support reliable products, to enhance their current products or to respond to emerging industry standards. In addition, third-party software may not continue to be available to us on commercially reasonable terms, or at all. The loss of, or inability to maintain or obtain this software could limit the features available on our websites, which could harm our business.

PRIOR TO APRIL 2004, WE WERE DEPENDENT ON A THIRD-PARTY RELATIONSHIP FOR THE CUSTOMER SERVICE AND OPERATIONS OF OUR SERVICE PROVIDER MATCHING SERVICE. ALTHOUGH THESE FUNCTIONS WERE MOVED IN-HOUSE DURING THE FIRST HALF OF 2004, IT IS UNCLEAR IF THE TRANSITION HAS BEEN IMPLEMENTED SMOOTHLY

Prior to April 2004, our customer service and operations for the service provider matching service were performed under terms of a services agreement with a Canadian corporation in Nova Scotia, Canada, which provided for termination without cause upon 180 days notice by the Canadian corporation. In January 2004, the Canadian corporation provided written notice to us of termination of the services agreement. In late March 2004, the transition of our customer service and operations was made to our Scottsdale, Arizona offices. It is unclear if the transition has been implemented smoothly or if the customer service and operations will be performed adequately in the new location. There is an element of goodwill associated with the customer relationship aspect of the customer service center which could have been lost when the services agreement was terminated. Early on, we experienced some disruption in customer support, collections of accounts receivable and revenues following the time of the transition of our customer care center.

WE CANNOT GUARANTEE THAT WE WILL BE ABLE TO MANAGE FUTURE GROWTH

Any future growth we may experience will present many challenges and place additional pressure on our already limited resources and infrastructure. No assurances can be given that we will be able to execute our business plans and strategies and effectively manage future growth. Our future growth may place a significant strain on our managerial, operational, financial and other resources. Our success will depend upon our ability to manage growth effectively, which will require that we continue to implement and improve our operational, administrative, financial and accounting systems and controls and continue to expand, train and manage our employees. We may not be able to adapt our systems, procedures and controls to support increased operating levels and we may not be able to achieve the rapid execution necessary to successfully penetrate the building materials industry. Our inability to manage internal or acquisition based growth effectively would cause a significant strain on our resources and our resulting financial performance would be materially adversely affected.

WE HAVE EXPERIENCED DIFFICULTY IN ACCURATELY FORECASTING OUR SALES, WHICH MAY RESULT IN OUR ACTUAL REVENUE VARYING FROM OUR ESTIMATES

As a result of our limited operating history, it is difficult to accurately forecast our revenues, and we have limited meaningful historical financial data upon which to base operating expenses. We base our current and future expense levels on our operating plans and estimates of future net sales, and our expenses, with the exception of the direct costs of lead acquisition, are to a large extent fixed. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given period to be greater than expected.

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND MAY RESULT IN CONTINUED LOSSES

As a result of our limited operating history, rapid growth and change in business focus, and because of the emerging nature of the market in which we compete, our historical financial data is of limited value in planning future operating expenses. Our expense levels will be based in part on expectations concerning future revenues. Our revenue is derived primarily from service and product sales, which are difficult to forecast accurately. Revenues from our service provider matching services are subject to credits made to the service providers from time to time, and the amount of credits made during any particular period are difficult to forecast, accordingly, credit allowances represent a significant accounting estimate. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. A significant shortfall in demand for our products could have an immediate and material adverse effect on our business, results of operations and financial condition. Our business development and marketing expenses will increase significantly as we expand our operations. To the extent that such expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected.

OUR INABILITY TO COLLECT ACCOUNTS RECEIVABLE ON A TIMELY BASIS COULD CAUSE OUR CASH FLOW TO BE IMPAIRED AND REDUCE OUR PROFITABILITY

While we have gained significant expertise in dealing with Internet distribution and collection issues and have instituted credit review and approval procedures, no assurances can be given that future unexpected problems and collection risks will not develop from these and other customers, which could reduce our profitability or increase our losses.

IF WE FAIL TO RETAIN QUALIFIED PERSONNEL, OUR ABILITY TO CONTINUE TO OPERATE COULD BE HARMED

We depend on the continued service of our key technical, operational and administrative personnel. The loss of the services of any of our personnel, individually or as a group, could cause us to incur increased operating expenses and divert other personnel time in searching for their replacements. We do not have employment agreements with any employee, and we do not maintain any key person life insurance policies for any of our employees. The loss of any of personnel could harm our business.

THREE OF OUR EMPLOYEE BOARD MEMBERS ARE PRINCIPAL SHAREHOLDERS OF IMPROVENET, WHICH LIMITS THE ABILITY OF OTHER SHAREHOLDERS TO INFLUENCE CORPORATE DECISIONS

Three of the current members of our Board of Directors, who also serve in senior management positions, are principal shareholders of ImproveNet and can significantly influence the election of our Board of Directors. As a practical matter, these three members of our Board will continue to be principal shareholders into the foreseeable future.

IF WE FAIL TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, WE COULD LOSE THESE RIGHTS AND OUR BUSINESS COULD BE HARMED

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

OUR SERVICES COULD INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS CAUSING COSTLY LITIGATION AND THE LOSS OF SIGNIFICANT RIGHTS

Third parties could claim that we have infringed their intellectual property rights by claiming that our matching service infringes their patents, trade secrets or copyrights. In the ordinary course of business, we have received, and may receive in the future, notices from third parties claiming infringement of their proprietary rights. In addition, providers of goods and services over the Internet are increasingly subject to claims that they infringe patents that cover basic elements of electronic commerce. The resolution of any claims could be time-consuming, result in costly litigation, delay or prevent us from offering our services or require us to enter into royalty or licensing agreements, any of which could harm our business. In the event an infringement claim against us is successful and we cannot obtain a license on acceptable terms, license a substitute technology or redesign our services, our business would be harmed. Furthermore, former employers or our current and future employees may assert that our employees have improperly disclosed to us, or are using confidential or proprietary information in our business.

IF WE EXPERIENCE SYSTEM FAILURES, OUR REPUTATION WOULD BE HARMED AND USERS MIGHT SEEK ALTERNATIVE SERVICE PROVIDERS, CAUSING US TO LOSE REVENUES

We depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Substantially all of our computer hardware for operating our web sites is currently located at AT&T in Phoenix, Arizona with backups located at our facility in Scottsdale, Arizona. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, which may result in loss of and / or misuse of sensitive information relative to ImproveNet and / or our member service providers. We do not have fully redundant systems, have a limited formal disaster recovery plan and have no alternative providers of hosting services, and we do not carry business interruption insurance to compensate us for losses that could occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems either at AT&T or at our facility could result in interruptions in our services. Any damage to, or failure of, our systems could result in interruptions in our service. In addition to placing an increased burden on our engineering staff, any system failure could create user questions and complaints that must be responded to by our customer support personnel. The system failures of various third-party Internet service providers, online service providers and other website operators could result in interruptions in our service to those users who require the services of these third-party providers and operators to access our websites. These interruptions could reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable.

WE MAY HAVE CAPACITY RESTRAINTS THAT COULD LIMIT THE GROWTH OF, OR REDUCE OUR REVENUES

The satisfactory performance, reliability and availability of our websites, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain a large numbers of users. If the volume of traffic, including at peak times, on our websites increases, we may need to expand and upgrade our technology, transaction processing systems and network infrastructure. We may not be able to accurately project the rate or timing of these increases, if any, in the use of our services or to expand or upgrade our systems and infrastructure in a timely manner to accommodate these increases.

We use internally developed systems for operating our services and processing our transactions, including billing and collections processing. We must continually improve these systems in order to accommodate the use of our websites. If we add new features and functionality to our services, we could be required to develop or license additional technologies. Our inability to add additional software and hardware or upgrade our technology, transaction processing systems or network infrastructure could cause unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of the users' experience, delays in accounts receivable collection or losses of recorded financial information. Our failure to provide new features or functionality also could result in these consequences. The required hardware may not be readily available or affordable and we may be unable to effectively upgrade and/or expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business.

WE COULD BE HELD LIABLE FOR PRODUCTS AND SERVICES

Homeowners may bring claims against us or our service providers, who may have among other things, provided them with poor workmanship or caused bodily injury or damage to property. Currently we have no insurance coverage for such potential claims. In addition, claims, with or without merit, would result in diversion of our financial and managerial resources.

WE DEPEND ON THE USE OF THE INTERNET; IF THE USE OF THE INTERNET DOES NOT GROW, OUR REVENUES MAY NOT GROW AND COULD DECLINE AND OUR BUSINESS COULD BE HARMED

We depend on increased acceptance and use of the Internet. In particular, our matching service depends upon service providers being willing to use the Internet to find jobs through our service. We believe that service providers generally have not traditionally used computers or the Internet to operate their businesses. Demand and market acceptance for recently introduced products and services over the Internet are subject to a high level of uncertainty. As a result, acceptance and use of the Internet may not develop or a sufficiently broad base of users may not adopt, or continue to use, the Internet as a medium of commerce.

THE INTERNET IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGIES, FREQUENT NEW PRODUCT AND SERVICE INTRODUCTIONS AND EVOLVING INDUSTRY STANDARDS

To succeed, we will need to adapt effectively to rapidly changing technologies and continually improve the performance features and reliability of our services. We could incur substantial costs in modifying our products, services or infrastructure to adapt to these changes, and we may also lose customers and revenues if our services fail to adapt to the rapid changes of the Internet.

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

FUTURE GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES PERTAINING TO THE INTERNET COULD DECREASE THE DEMAND FOR OUR SERVICES OR INCREASE THE COST OF DOING BUSINESS

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

GENERAL ECONOMIC CONDITIONS MAY CHANGE DRAMATICALLY FROM YEAR TO YEAR

General economic conditions, which affect consumer confidence and home improvement and home-building spending, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing and unemployment rates may change dramatically and impact our ability to operate.

LEGISLATIVE AND REGULATORY INITIATIVES REGARDING THE COLLECTION AND USE OF OUR USERS' PERSONAL INFORMATION MAY RESULT IN LIABILITY AND EXPENSES

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

THE IMPOSITION OF ADDITIONAL STATE AND LOCAL TAXES ON INTERNET-BASED TRANSACTIONS WOULD INCREASE OUR COST OF DOING BUSINESS AND HARM OUR ABILITY TO BECOME PROFITABLE

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

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT OR FUTURE STOCKHOLDERS MAY CAUSE OUR STOCK PRICE TO DECLINE

If our stockholders or option and warrant holders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. A substantial number of shares of our common stock could be sold into the public market. Sale of the registered shares by the selling stockholders could cause the market price of our Common Stock to fall.

OUR INABILITY TO MAINTAIN THE EFFECTIVENESS OF OUR REGISTRATION STATEMENT DECLARED EFFECTIVE ON OCTOBER 26, 2004 WOULD CAUSE US TO INCUR PENALTIES

Under terms and conditions of the Common Stock Subscription Agreement executed with certain investors in a June 2004 private placement of common shares and warrants to purchase common shares (the "Investors"), we owe an amount equal to one percent (1%) of the purchase price paid by each Investor to such Investor for every thirty (30) day period after November 1, 2004 that the applicable registration statement on Form SB-2 is not declared effective by the Securities and Exchange Commission. In addition, if the registration statement on Form SB-2 is not declared effective by March 1, 2005 or was declared effective and subsequently ceased to be available for use by the Investors due to our fault, and has not been declared effective again by March 1, 2005, then the Investors, in their sole discretion, shall have the right to rescind all transactions under the Common Stock Subscription Agreement and receive the full purchase price paid for their respective investments totaling $1,050,000. During October, 2004, this registration statement was declared effective, however, our inability to maintain the effectiveness of this registration statement could have a material adverse impact on us and may raise substantial doubt as to our ability to continue as a going concern should the Investors invoke their right to rescind the private placement transaction and receive the full purchase price of their respective investments.

WE ARE UNCERTAIN IF ADSERVEPRO WILL LAUNCH SUCCESSFULLY OR IF IT WILL BE ACCEPTED BY THE MARKETPLACE

During 2004, we commenced development of AdServePRO, an application that is intended to be a highly targeted advertising program for businesses searching to promote their products and services to consumers and service providers in the home improvement industry. We have devoted a substantial amount of resources to develop AdServePRO. We intend to launch AdServePRO in the first half of 2005. If we are unable to successfully launch AdServePRO or if the marketplace does not accept the product, we will lose future revenues and our business will be harmed.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES / EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

CHANGES IN INTERNAL CONTROLS

During the period covered by this filing, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors and executive officers of ImproveNet as of the date of this filing is set forth below:

 Name                                Age             Position
-------------------------------     -----    --------------------------

 Jeffrey I. Rassas                    42  Chief Executive Officer, Director

 Homayoon J. Farsi                    51  President, Director

 Naser Ahmad                          51  Chief Technology
                                          Officer, Director

 Alok Mohan                           57  Chairman, Director (a)

 Jay Stead                            41  Director (a)

 Jeffrey Perry                        46  General Counsel & EVP Mergers &
                                          Acquisitions

(a)  Member of ImproveNet's Audit Committee

Biographical information regarding each of our directors and executive officers is set forth below:

JEFFREY I. RASSAS

Mr. Rassas, 42, has served as chief executive officer of eTechLogix since October, 2001. He became chief executive officer and a director of ImproveNet on January 7, 2003. Mr. Rassas also helped launch and fund two private Arizona companies, the TOLIS Group, Inc., a data back-up and recovery software company supporting both the Linux and Unix operating systems, and Channel Pros, Inc., a technology marketing and sales organization which services clients across the country. Mr. Rassas founded EBIZ Enterprises, Inc., a Linux solution provider and computer cluster developer, in 1995. The common stock of EBIZ Enterprises has been traded on the NASD Over-The-Counter Bulletin Board. Mr. Rassas served as chief executive officer of EBIZ Enterprises from 1995 to October, 2000 and as its chairman of the board from 1995 until May 21, 2002. EBIZ Enterprises filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code on September 7, 2001. Its Plan of Reorganization was confirmed on April 11, 2002, and became effective on May 21, 2002.

Between 1989 and 1994, Mr. Rassas founded and operated The Wilsaac Group, Inc. dba DLC Consulting, an office services outsourcing firm for large corporations. The Wilsaac Group, Inc. was acquired by a division of Air Canada in 1994. Mr. Rassas co- founded ITS Travel Group, Inc., in 1985 and was involved in its management until it was sold in 1989. By the time of its sale, it had become the third largest travel organization in Arizona. From 1982 to 1985, Mr. Rassas held the position of Magnetics Design

Engineer at CTM Magnetics.

HOMAYOON J. FARSI

Mr. Farsi, 51, is the co-chairman, president and a co-founder of eTechLogix. He became president and a director of ImproveNet on January 7, 2003. He has over 20 years experience as an entrepreneur in the computer software industry. Mr. Farsi is knowledgeable concerning manufacturing, distribution business processes and information systems and has been instrumental in the development and launch of numerous software products throughout his career. Mr. Farsi has held senior technical and operations management positions with software and hardware companies including Taylor Management Systems and Unisys, Inc.

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

NASER AHMAD

Mr. Ahmad, 51, is the co-chairman, chief technology officer and a co-founder of eTechLogix. He became chief technology officer and a director of ImproveNet on January 7, 2003. He has been active for over 25 years in the development of computer solutions for distribution and manufacturing companies. Throughout his career, Mr. Ahmad has held technical leadership positions with both entrepreneurial ventures as well as Fortune 100 companies including Caterpillar International, Inc., Sante Fe International and Taylor Management Systems.

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

ALOK MOHAN

Mr. Mohan, 57, has been a director of Tarantella, Inc. (formerly SCO) since 1994 and became Chairman of the Board in April 1998. From May to December of 1994, Mr. Mohan served as Senior Vice President, Operations and Chief Financial Officer of the Company. In December 1994 he was elected a director and assumed the position of President and Chief Operating Officer. He served as the Company's Chief Executive Officer from July 1995 until April 1998.

Prior to joining Tarantella, Inc., Mr. Mohan was employed with NCR Corporation for over 20 years. He served as Vice President and General Manager of the Workstation Products Division, from January 1990 until July 1993. From July 1993 to May 1994 he served as Vice President of Strategic Planning and Controller responsible for financial planning, analysis, and worldwide reporting.

Mr. Mohan serves as a director on the boards of Rainmaker Systems, Inc. and Crystal Graphics. He is also a venture partner with Blue Chip Venture Company. From November 2000 until July 2001, Mr. Mohan served as a director of EBIZ Enterprises, Inc. a Linux solution provider and computer cluster developer. The common stock of EBIZ Enterprises has been traded on the NASD Over-The-Counter Bulletin Board. EBIZ Enterprises filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code on September 7, 2001. Its Plan of Reorganization was confirmed on April 11, 2002, and became effective on May 21, 2002.

JAY STEAD

Mr. Stead, 41, based in Auckland, New Zealand, became a director on January 7, 2003. He is currently the managing director of Mokka Enterprises, LLP, a technology-oriented private investment firm focused on emerging companies, which he joined in 2001. From 1999 to 2000 Mr. Stead was the President & CEO of Sagebrush Corporation, an educational software company, and from 1994 to 1998 was a senior executive at Reynolds and Reynolds. In addition, Mr. Stead has held key management positions with Allen-Bradley and McKinsey & Company. His career includes general management, marketing and business development roles across software, services, consulting, hardware and manufacturing sectors.

Mr. Stead holds a Bachelor of Science in Industrial Management from Purdue University and received a Masters in Management from Northwestern's Kellogg School of Management in 1989. Mr. Stead also serves on the board of directors for MD Online and GolfLogix.

JEFFREY PERRY

Mr. Perry, 46, has served as general counsel of eTechLogix since May 2002 and served as chief financial officer until December 2002. In January 2003, he began his duties as executive vice-president mergers & acquisitions and general counsel with ImproveNet. From October 2000 to April 2003 he has also served as general counsel of EBIZ Enterprises, Inc., a Linux solution provider and computer cluster developer. Shares of the common stock of EBIZ Enterprises have been traded on the NASD Over-The-Counter Bulletin Board. Mr. Perry began private law practice in 1988 and served as an investment manager and financial advisor with Prudential Securities from 1997 to 2000. Mr. Perry previously founded and held the position of president and principal financial officer for several private companies involved in the development of proprietary consumer sports products and sports themed gifts with distribution through a network of national catalog companies.

Mr. Perry holds business, political science, and law degrees from Southern Methodist University. He holds law licenses in Arizona and Texas.

None of the executive officers or directors of ImproveNet has, during the last five years, been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or has been a party to a civil proceeding which resulted in a judgment, decree or final order enjoining further violations of, or prohibiting activities subject to, federal or state securities laws or finding any violation of such laws. All of the executive officers and directors of ImproveNet are citizens of the United States.

AUDIT COMMITTEE FINANCIAL EXPERT

ImproveNet's Board of Directors has determined that Alok Mohan qualifies as a "financial expert" as defined by Item 401 of Regulation S-B. Mr. Mohan also meets the definition of an "independent" director.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Officers, Directors and those beneficially owning more than 10% of a class of ImproveNet's equity securities registered under Section 12 of the Exchange Act, shall file reports of ownership and any change in ownership with the Securities and Exchange Commission. Copies of these reports are to be filed with us.

To our knowledge, based solely on ImproveNet's review of copies of Section 16(a) reports filed by officers, directors and greater than 10% shareholders with the Securities and Exchange Commission, which have been received by ImproveNet and written representations that no other reports were required for those persons during the fiscal year ended December 31, 2004, we believe that all filing requirements applicable to those persons were complied with except for the following:

A report covering a single transaction was filed late by Mr. Rassas (or an affiliate of Mr. Rassas); A report(s) covering four transactions was filed late by Mr. Farsi (or an affiliate of Mr. Farsi); A report(s) covering four grants under ImproveNet's 1999 Equity Incentive Plan was filed late by Mr. Stead; A report(s) covering two grants under ImproveNet's 1999 Equity Incentive Plan was filed late by Mr. James Schroepfer; and No reports were made by Mr. Ahmad (or an affiliate of Mr. Ahmad), Mr. Mohan or Mr. Ronald B. Cooper although reports were required to be filed.

CODE OF ETHICS

ImproveNet has adopted a Code of Ethics (as defined in Item 406 of Regulation S-B) that applies to its principal executive, financial and accounting officers. ImproveNet will provide a copy of its code of ethics, without charge, to any investor that requests it. Requests should be addressed in writing to Mr. Jeffrey Perry, Executive Vice President and General Counsel, 10799 North 90th Street, Suite 200, Scottsdale, AZ 85260.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid by ImproveNet to certain of our executive officers whose annual compensation, including salary and bonus, exceeded $100,000. The amounts shown include compensation for services in all capacities that were provided to us and our subsidiary.

                                                            SUMMARY COMPENSATION TABLE
                                                                                               Long Term Compensation
                                                                                               -----------------------
                                                             Annual Compensation                       Awards
                                                     -------------------------------------     -----------------------
                                                                                                               Secur-
                                                                                  Other          Rest-         ities
                                                                                  Annual        ricted       Underlying
                                                                                  Compen-       Stock         Options/
                                                      Salary         Bonus        sation        Awards          SARS
       Name and Principal Position          Year        ($)           ($)           ($)           ($)           (#)
-------------------------------------       ----     ---------     ---------     ---------     ---------     ---------
Jeffrey I. Rassas                           2004     $ 129,015     $    --       $    --       $    --            --
Chief Executive Officer                     2003     $ 174,166     $    --       $    --       $    --            --
                                            2002     $  60,000     $    --       $    --       $    --            --

Homayoon J. Farsi                           2004     $ 129,015     $    --       $    --       $    --            --
President                                   2003     $ 174,166     $    --       $    --       $    --            --
                                            2002     $  67,500     $    --       $    --       $    --            --

Naser Ahmad                                 2004     $ 129,015     $    --       $    --       $    --            --
Chief Technology Officer                    2003     $ 174,166     $    --       $    --       $    --            --
                                            2002     $  67,500     $    --       $    --       $    --            --

OPTION/SAR GRANTS AND EXERCISES IN LAST FISCAL YEAR TO EXECUTIVE OFFICERS

There were no option / SAR grants or exercises during the year ended December 31, 2004 to any of the executive officers in the above table.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

the following table shows the value of unexercised options held by the executive officers in the above table at the end of 2004:

                                        Number of Securities
                                       Underlying Unexercised            Value of Unexercised
                                            Options/SARs at           In-the-Money Options/SARs
                                              Year-End (#)                 at Year-End ($)
                                     ----------------------------    ----------------------------
               Name                  Exercisable    Unexercisable    Exercisable    Unexercisable
     -----------------------------   -----------    -------------    -----------    -------------
     Jeffrey I. Rassas
     Chief Executive Officer .....         --             --         $   --         $   --

     Homayoon J. Farsi
     President ...................         --             --         $   --         $   --

     Naser Ahmad
     Chief Technology Officer ....         --             --         $   --         $   --

DIRECTOR'S COMPENSATION

Directors currently receive no cash compensation from ImproveNet for their services as members of the Board or for attendance at committee meetings. Members of the Board are reimbursed for some expenses in connection with attendance at Board and committee meetings. Under the Company's 1999 Equity Incentive Plan, for 2004, Alok Mohan received 205,500 options to purchase shares of Common Stock and 205,500 shares of Common Stock as bonus stock and Jay Stead and Ronald Cooper, a board member during 2004, each received 137,000 options to purchase shares of Common Stock and 137,000 shares of Common Stock as bonus stock. Mr. Mohan was granted additional options and bonus stock which are included in the figures set forth above for his role as the Chairman of the Audit Committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of February 4, 2005 by: (i) all those known by ImproveNet to be beneficial owners of more than five percent of its common stock, (ii) each director and executive officer of ImproveNet, and (iii) all executive officers and directors of ImproveNet as a group. Unless indicated below, the address for each listed stockholder is c/o ImproveNet, Inc., 10799 N. 90th Street, Suite 200 Scottsdale, AZ 85260.

                                                  Outstanding        % of
   Name                                            Shares (1)     Shares (2)
     -----------------------------------------     ----------     ----------

     Kinderhook Partners, LP (3) .............     16,150,000           25.7%
     Jeffrey I Rassas (4) ....................      9,349,580           14.9%
     Naser Ahmad (5) .........................      8,875,580           14.1%
     Homayoon J. Farsi (6) ...................      8,619,580           13.7%
     Joel A. Stead (7) .......................      3,207,000            5.1%
     Jeffrey Perry (8) .......................        912,222            1.5%
     Alok Mohan (9) ..........................        393,000              *
     Jay Stead (10) ..........................        376,445              *

     All executive officers and directors
        as a group (6 persons) ...............     28,526,407           45.4%
                                                   ==========     ==========

* Less than one percent.

   1. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In general, a person who has voting power or investment power with respect to securities is treated as s beneficial owner of those securities. Common shares subject to options and warrants currently exercisable or exercisable within 60 days of February 4, 2005 count as outstanding for computing the percentage beneficially owned by the person holding these options or warrants.

   2. Percentages are based on 62,711,599 Common Shares outstanding as of March 15, 2005

   3. Includes 6,460,000 shares issuable upon exercise of warrants at $0.15 per share. The General Partner of Kinderhook Partners, LP is Kinderhook GP, LLC. Stephen J. Clearman is the managing member of Kinderhook GP, LLC. Kinderhook GP, LLC and Stephen J. Clearman each disclaim beneficial ownership of the shares except to the extent of their pecuniary interest therein.

   4. Includes 9,299,580 Common Shares held indirectly by Hayjour Family Limited Partnership and 50,000 Common Shares held by a minor child.

   5.   Shares held indirectly by Ahmad Family Trust.

   6.   Shares held indirectly by Farsi Family Trust.

   7. Includes 1,400,000 Common Shares held directly by Mr. Stead, 1,207,000 Common Shares held indirectly by a trust and 600,000 warrants with strike prices ranging from $0.10 to $0.25 per share held indirectly by Joel A. Stead Trust.

   8. Includes 778,889 options with a strike price of $0.05 and 133,333 options with a strike price of $0.20.

   9. Includes 205,500 Common Shares held directly by Mr. Mohan and 187,500 options with a strike price of $0.20.

   10. Includes 137,000 Common Shares held directly by Mr. Stead and 239,445 options with strike prices ranging from $0.12 to $0.20.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Research and development
------------------------
We subcontract a portion of our research and development to companies wholly owned by two of our officers. We incurred costs of approximately $106,000 and $102,000 relative to these subcontracted services for the years ended December 31, 2004 and 2003, respectively.

Credit card use
---------------
To facilitate payments to certain vendors, we utilize credit cards held personally by certain of our executive officers. ImproveNet has agreed to indemnify these officers from any obligations arising from the use of these credit cards for ImproveNet's business.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Consolidated Financial Statements
---------------------------------
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders' Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Exhibits
--------
Exhibits to this report are listed in the Exhibit Index at the end of this report

Reports on Form 8-K during the fourth quarter of 2004:
------------------------------------------------------

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2004 and 2003, ImproveNet's Board of Directors has selected Semple & Cooper, LLP as our independent auditors. Fees billed for services rendered by Semple & Cooper, LLP for the years ended December 31, 2004 and 2003 are summarized as follows:

                                                   2004           2003
                                                ----------     ----------
     Audit fees ...........................     $   43,954     $   62,660
     Audit related fees ...................          7,930          9,374
     Tax fees .............................          4,661          9,238
     All other fees .......................           --             --
                                                ----------     ----------

     Total ................................     $   56,545     $   81,272
                                                ==========     ==========

Audit related fees were incurred in connection with certain financing transactions that occurred during 2003 and 2004 as well as costs incurred relative to the review of SEC filings related to the merger of ImproveNet and eTechLogix, which occurred during the fourth quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, ImproveNet, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005
                            By: /s/ JEFFREY I RASSAS
                         ------------------------------
                                Jeffrey I Rassas
                             CHIEF EXECUTIVE OFFICER


                             By: /s/ HOMAYOON FARSI
                         ------------------------------
                                 Homayoon Farsi
                         ACTING CHIEF FINANCIAL OFFICER

                                POWER OF ATTORNEY

Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints Jeffrey I. Rassas and Homayoon Farsi as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-KSB.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

                            By: /s/ JEFFREY I RASSAS
                         ------------------------------
                                Jeffrey I Rassas
                             CHIEF EXECUTIVE OFFICER


                             By: /s/ HOMAYOON FARSI
                         ------------------------------
                                 Homayoon Farsi
                  PRESIDENT AND ACTING CHIEF FINANCIAL OFFICER


                               By: /s/ NASER AHMAD
                         ------------------------------
                                   Naser Ahmad
                            CHIEF TECHNOLOGY OFFICER


                               By: /s/ ALOK MOHAN
                         ------------------------------
                                   Alok Mohan
                       CHAIRMAN OF THE BOARD OF DIRECTORS


                                By: /s/ JAY STEAD
                         ------------------------------
                                    Jay Stead
                                    DIRECTOR

Date: March 31, 2005

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                         DESCRIPTION OF DOCUMENT
--------  ----------------------------------------------------------------------

   2.1 Stock Purchase Agreement by and between the Registrant and The J.L. Price Corporation. (1)
   2.2 Asset Purchase Agreement by and between the Registrant and Contractor Referral Service, LLC. (1)
   2.3 Agreement and Plan of Merger by and between the Registrant, eTechLogix, Inc. and Etech Acquisition, Inc. dated July 30, 2002, as amended (2)
   2.4    Amendment No. 1 to Agreement and Plan of Merger dated October 1, 2002
          (7)
   2.5    Amendment No. 2 to Agreement and Plan of Merger dated November 12,
          2002 (7)
   3.1 Fourth Amended and Restated Certificate of Incorporation of the Registrant. (1)
   3.2    Amended and Restated Bylaws of the Registrant. (1)
   4.1    Specimen Stock Certificate. (1)
   10.1   Amended and Restated 1996 Stock Option Plan. (1)
   10.2   Form of 1999 Equity Incentive Plan. (1)
   10.3   Form of 1999 Employee Stock Purchase Plan. (1)
   10.4 Commercial Office Lease by and between Florcor I Limited Partnership and the Registrant. (1)
   10.5 Commercial Office Lease by and between Chestnut Bay LLC and the Registrant. (1)
   10.6   Employment agreement by and between the Registrant and Ronald Cooper.
          (1)
   10.7 Series A Preferred Stock and Warrant Purchase Agreement by and between the Registrant and certain investors of the Registrant dated June 30, 1997. (1)
   10.8 Series B Preferred Stock and Warrant Purchase Agreement by and between the Registrant and certain investors of the Registrant dated March 17, 1998. (1)
   10.9 Series C Preferred Stock Agreement by and between the Registrant and certain investors of the Registrant dated March 29, 1999. (1)
   10.10 Series D Preferred Stock Purchase Agreement by and between the Registrant and certain investors of the Registrant dated September 10, 1999. (1)
   10.11 First Series E Preferred Stock Purchase Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999. (1)
   10.12 Second Series E Preferred Stock Purchase Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999. (1)
   10.13 Form of Warrant Purchase Agreement by and between the Registrant and certain investors of the Registrant dated December 7, 1999. (1)
   10.14 Fourth Amended and Restated Voting Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999. (1)
   10.15 Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers. (1)
   10.16 Internet-based Service Agreement between the Registrant and Owens Corning dated October 1, 1999. (1)
   10.17 Collaboration Agreement between the Registrant and E.I. du Pont de Nemours and Company dated December 3, 1999. (1)
   10.18 Internet Development, Marketing and Distribution Agreement between the Registrant and General Electric Appliances dated September 10, 1999.
          (1)
   10.19 Relationship Agreement between the Registrant and Microsoft HomeAdvisor dated December 7, 1999. (1)
   10.20 Agreement between the Registrant and CompleteHome Operations, Inc. dated December 13, 1999. (1)
   10.21  Form of 1996 Stock Option Plan Grant Notice. (1)
   10.22  Form of 1999 Equity Incentive Plan Stock Option Agreement. (1)
   10.23 Form of Warrant to Purchase an aggregate of 420,000 shares of common stock. (1)
   10.24 Form of Warrant to Purchase an aggregate of 10,000 shares of common stock. (1)
   10.25 Form of Warrant to Purchase an aggregate of 842,596 shares of common stock. (1)
   10.26 Form of Warrant to Purchase an aggregate of 96,400 shares of Series A preferred stock. (1)

   10.27 Form of Warrant to Purchase an aggregate of 47,009 shares of Series B preferred stock. (1)
   10.28  Form of Warrant to purchase 47,167 shares of Series C preferred stock.
          (1)
   10.29 Form of Warrant to purchase an aggregate of 326,000 shares of Series D preferred stock. (1)
   10.30 Fourth Amended and Restated Investor Rights Agreement by and between the Registrant and certain investors of the Registrant dated November 23, 1999. (1)
   10.33 Commercial Office Lease by and between Bennett Center, LLC and the Registrant. (3)
   10.34  Improvenet, Inc. Stock Repurchase Agreement dated July 12, 2001. (4)
   10.35 Services Agreement dated December 16, 2002 regarding contractor matching operation (confidential treatment requested) (7)
   10.36 Commercial Office Lease by and between Phil & Brenda Frandsen and Registrant (8)
   10.37 Licensing Agreement dated September 22, 2004, as amended, by and between Improvenet, Inc. and Karen Bishop (10)
   14.1   Code of Ethics (9)
   16.1 Concurrence of PricewaterhouseCoopers LLP, former independent accountants, regarding resignation. (5)
   23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants. (3)
   24.1   Power of Attorney. (3)
   31.1   Certification of CEO pursuant to Exchange Act Rules 13a-14 and 15d-14
   31.2 Certification of Acting CFO pursuant to Exchange Act Rules 13a-14 and 15d-14
   32.1   Certification of CEO pursuant to 18 U.S.C. Section 1350
   32.2   Certification of Acting CFO pursuant to 18 U.S.C. Section 1350
   99.1 Tender Offer Statement and Offer to Purchase All Shares of Common Stock, as amended. (6)
-------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-92873), as amended.

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

(8) Incorporated by reference to the Registrant's Form 10-QSB for the fiscal year ended June 30, 2004.

(9) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003.

(10) Incorporated by reference to the Registrant's Form 8-K filed on September 28, 2004

The following consolidated financial statements are filed as part of this report:



Independent Accountants' Report ...........................................  F-1

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2004 and 2003 ..............  F-2

Consolidated Statements of Operations for the years ended
December 31, 2004 and 2003 ................................................  F-3

Consolidated Statements of Shareholders' Equity (Deficit)
for the years ended December 31, 2004 and 2003 ............................  F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2004 and 2003 ................................................  F-5

Notes to Consolidated Financial Statements ................................  F-6

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of
Directors of ImproveNet, Inc.

We have audited the accompanying consolidated balance sheets of ImproveNet, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImproveNet, Inc. as of December 31, 2004 and 2003, and the results of its consolidated operations, stockholders' equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred net losses for the years ended December 31, 2004 and 2003 and has a nominal amount of working capital as of December 31, 2004. These factors raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to the amounts and classifications of assets or liabilities that might result should the Company be unable to continue as a going concern.


/S/ SEMPLE & COOPER, LLP
----------------------------------
CERTIFIED PUBLIC ACCOUNTANTS


Phoenix, Arizona
March 11, 2005

                                IMPROVENET, INC.
                           CONSOLIDATED BALANCE SHEETS

                      ASSETS                                                                  2004             2003
                                                                                          -----------      -----------
Current assets:
   Cash and cash equivalents ........................................................     $   555,784      $   378,131
   Restricted cash and cash equivalents .............................................         100,000             --
   Accounts receivable, net of allowance of approximately $284,000 and
       $238,000 as of December 31, 2004 and 2003, respectively ......................         170,715          303,166
   Prepaid expenses and other current assets ........................................          27,082            7,833
   Assets of discontinued operations ................................................          35,263          114,903
                                                                                          -----------      -----------

       Total current assets .........................................................         888,844          804,033

Property and equipment, net .........................................................         180,581           16,487
                                                                                          -----------      -----------

       Total assets .................................................................     $ 1,069,425      $   820,520
                                                                                          ===========      ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................................................     $   340,115      $   329,819
   Accrued litigation related costs .................................................          66,302           99,550
   Deferred revenue .................................................................          25,740             --
   Line of credit ...................................................................          62,300             --
   Accrued expenses and other current liabilities ...................................          15,665            1,604
   Liabilities of discontinued operations ...........................................         376,099          595,635
                                                                                          -----------      -----------

       Total current liabilities ....................................................         886,221        1,026,608

Convertible notes payable ...........................................................            --            400,000
                                                                                          -----------      -----------

       Total liabilities ............................................................         886,221        1,426,608
                                                                                          -----------      -----------

Commitments and contingencies

Shareholders' equity:
   Common stock, $0.001 par value; 100,000,000 shares authorized; 54,430,332 shares issued and outstanding as of December 31, 2004; 53,124,290 shares
       issued and 39,210,315 shares outstanding as of December 31, 2003 .............         54,431.           53,124
   Additional paid-in-capital .......................................................       2,604,850          539,770
   Accumulated deficit ..............................................................      (2,476,077)      (1,198,982)
                                                                                          -----------      -----------

                                                                                              183,204         (606,088)
   Less:   Treasury stock at cost; nil and 13,913,975 Common Shares as of
           December 31, 2004 and 2003, respectively .................................            --               --
                                                                                          -----------      -----------

       Total shareholders' equity ...................................................         183,204         (606,088)
                                                                                          -----------      -----------

       Total liabilities and shareholders' equity ...................................     $ 1,069,425      $   820,520
                                                                                          ===========      ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                                IMPROVENET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             2004              2003
                                                                         ------------      ------------
Revenue ............................................................     $  3,039,678      $  2,675,545
Cost of revenue ....................................................        1,139,931         1,055,656
                                                                         ------------      ------------

Gross profit .......................................................        1,899,747         1,619,889
Selling, general and administrative expense ........................        2,754,293         2,194,789
                                                                         ------------      ------------

Loss from operations ...............................................         (854,546)         (574,900)

Other income (expense)
   Interest income .................................................            8,605             2,597
   Interest expense and financing costs ............................         (712,187)           (5,029)
   Relief of debt ..................................................           14,023              --
   Miscellaneous income ............................................          180,980            28,070
                                                                         ------------      ------------

Net loss from continuing operations before income taxes ............       (1,363,125)         (549,262)
Provision for income taxes .........................................             --                --
                                                                         ------------      ------------

Net loss from continuing operations ................................       (1,363,125)         (549,262)
Income (loss) from discontinued operations, net of income taxes ....           86,030          (236,926)
                                                                         ------------      ------------

Net loss attributable to Common Shareholders .......................       (1,277,095)         (786,188)
                                                                         ============      ============

Basic and diluted earnings (loss) per share:
   Continuing operations ...........................................     $      (0.03)     $      (0.01)
                                                                         ============      ============
   Discontinued operations .........................................     $       0.00      $      (0.01)
                                                                         ============      ============
   Net loss ........................................................     $      (0.03)     $      (0.02)
                                                                         ============      ============
   Weighted average Common Shares outstanding -
       basic and diluted ...........................................       46,979,256        39,210,315
                                                                         ============      ============

         The accompanying notes are an integral part of these consolidated financial statements.

                                IMPROVENET, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                                         Total
                                      Common Stock           Treasury Stock     Additional    Treasury                Shareholders'
                                ----------------------  -----------------------   Paid-In       Stock     Accumulated    Equity
                                  Shares       Amount     Shares       Amount     Capital    Subscribed     Deficit     (Deficit)
                                -----------  ---------  -----------  ---------  -----------  -----------  -----------  -----------
Balances, December 31, 2002 ...  53,124,290  $  53,124          --    $    --   $   482,570  $(1,961,941) $  (412,794) $(1,839,041)

Detachable warrants issued in
   connection with
   convertible debt ...........        --         --            --         --        57,200         --           --         57,200
Payment of treasury stock
   subscribed .................        --         --            --         --          --      1,961,941         --      1,961,941
Net loss ......................        --         --            --         --          --           --       (786,188)    (786,188)
                                -----------  ---------  -----------  ---------  -----------  -----------  -----------  -----------

Balances, December 31, 2003 ...  53,124,290     53,124          --         --       539,770         --     (1,198,982)    (606,088)

Retirement of treasury stock .. (13,913,975)   (13,914)         --         --        13,914         --           --           --
Conversion of 8% convertible
   promissory notes ...........   3,707,400      3,708          --         --     1,061,593         --           --      1,065,301
Sale of common shares
   and warrants ...............  10,500,000     10,500          --         --       850,985         --           --        861,485
Stock-based compensation ......     972,617        973          --         --       132,628         --           --        133,601
Exercise of stock options .....      40,000         40          --         --         5,960         --           --          6,000
Net loss ......................        --         --                                                --     (1,277,095)  (1,277,095)
                                -----------  ---------  -----------  ---------  -----------  -----------  -----------  -----------

Balances, December 31, 2004 ...  54,430,332  $  54,431          --    $    --   $ 2,604,850  $      --    $(2,476,077) $   183,204
                                ===========  =========  ===========  =========  ===========  ===========  ===========  ===========

                      The accompanying notes are an integral part of these consolidated financial statements.

                                IMPROVENET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     2004              2003
                                                                                 ------------      ------------
 Cash flows from operating activities:
    Net loss from continuing operations ....................................       (1,363,125)         (549,262)
    Adjustments to reconcile net loss to net cash flows
        from operating activities -
            Depreciation ...................................................           61,817            40,149
            Non-cash stock-based compensation ..............................          133,601              --
            Changes in the fair value of warrants pending registration .....         (162,157)             --
            Induced conversion of 8% convertible promissory notes ..........          694,561              --
            Relief of debt .................................................          (14,023)             --
            Treasury stock subscribed ......................................             --           1,961,941
            Other non-cash items ...........................................              740            57,200
        Changes in operating assets and liabilities
               Accounts receivable .........................................          132,451            (9,242)
               Intercompany receivable......................................          138,487          (221,236)
               Prepaid expenses and other current assets ...................          (19,249)           41,131
               Receivable from stock transfer agent ........................             --             594,715
               Accounts payable ............................................          (17,869)          198,058
               Accrued litigation related costs ............................          (33,248)             --
               Deferred revenue ............................................           25,740              --
               Accrued expenses and other current liabilities ..............           28,084           123,474
               Accrued eTechLogix merger costs .............................             --          (2,378,029)
                                                                                 ------------      ------------

    Cash flows from operating activities ...................................         (394,190)         (141,101)
                                                                                 ------------      ------------

 Cash flows from investing activities:
    Purchase of property and equipment .....................................          (34,425)          (22,104)
    Capitalization of software and website development costs ...............         (118,639)             --
                                                                                 ------------      ------------

    Cash flows from investing activities ...................................         (394,190)         (141,101)
                                                                                 ------------      ------------

 Cash flows from financing activities:
    Proceeds from the private placement of Common Shares and warrants ......        1,050,000              --
    Proceeds from convertible notes payable ................................             --             400,000
    Borrowings on line of credit ...........................................           62,300              --
    Change in restricted cash and cash equivalents .........................         (100,000)             --
    Proceeds from notes payable ............................................             --                --
    Principal repayments of notes payable and capital lease obligations ....          (30,000)             --
    Proceeds from the exercise of options and warrants .....................            6,000              --
    Fees paid for financing transactions ...................................          (26,358)             --
                                                                                 ------------      ------------

    Cash flows from financing activities ...................................          961,942           400,000
                                                                                 ------------      ------------

Cash flows from discontinued operations ....................................         (237,035)         (276,948)
                                                                                 ------------      ------------

Increase (decrease) in cash and cash equivalents ...........................          177,653           (40,153)
Cash and cash equivalents, beginning of period .............................          378,131           418,284
                                                                                 ------------      ------------

Cash and cash equivalents, end of period ...................................     $    555,784      $    378,131
                                                                                 ============      ============

 Supplemental cash flow information:
        Interest paid ......................................................     $     36,606      $     16,189
                                                                                 ============      ============
        Income taxes paid ..................................................     $       --        $       --
                                                                                 ============      ============

    Non-cash activities:
        Conversion of notes payable into Common Stock ......................     $    370,000      $       --
                                                                                 ============      ============
        Capital expenditures accrued at December 31, 2004 ..................     $     28,164      $       --
                                                                                 ============      ============

                 The accompanying notes are an integral part of these consolidated financial statements.

1.  ORGANIZATION OF BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements of ImproveNet, Inc. have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of ImproveNet and its wholly owned subsidiary, eTechLogix, Inc. ("eTechLogix") (collectively, "ImproveNet", "we", "us", or "our"). All intercompany transactions and balances have been eliminated in consolidation. Certain 2003 financial statement amounts have been reclassified to conform with 2004 presentation.

We are a leading Internet-based home improvement services company that, through our TrueMatch(TM) platform, connects homeowners to local screened home improvement service providers throughout the United States. We commenced operations in January 1996 as a regional contractor matching service. ImproveNet was initially incorporated in California and was reincorporated in Delaware in 1998. We spent the majority of 1996 and 1997 building our database of home improvement service providers, developing our services and technology, recruiting personnel and raising capital. We launched our website, www.ImproveNet.com, and homeowner / home improvement service provider matching service on a national scale in August 1997. During 1999 we completed the acquisition of two regional contractor referral companies: Contractor Referral Services, LLC and the J.L. Price Corporation, both of which were integrated into our operations during 2000. On March 15, 2000, we completed our initial public offering and raised approximately $44.16 million in gross proceeds through the sale of approximately 2.76 million Common Shares. Shares of our Common Stock were initially listed on the NASDAQ National Market System. During the first half of 2000, we spent substantial amounts on marketing and marketing related activities, as well as the development and expansion of our service and operations infrastructure. During 2002 ImproveNet merged with eTechLogix. The merger was accounted for as a reverse merger as the previous owners of eTechLogix received a controlling interest in ImproveNet subsequent to the merger. During the fourth quarter of 2004, the Board of Directors determined that our principal focus going forward would be on ImproveNet's core lead matching service and the products and services that compliment it. This decision was based on a number of factors, which include, but are not limited to, the opportunities in the Internet home improvement industry. Based on this decision, we have actively pursued, during the first quarter of 2005, disposition of substantially all of the operations of eTechLogix. An agreement in principle has been reached with a third party for the anticipated disposition and documents reflecting the definitive agreement are currently being prepared and are expected to be executed in the near future. Accordingly, the operations of eTechLogix, which had been classified as a separate operating segment in previous filings, have been classified as discontinued operations for all periods presented in these financial statements.

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

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have continued to sustain losses for the past several years, but with funds received from our June 2004 private placement of Common Stock and warrants, we now have positive shareholders' equity. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of our ability to continue as a going concern.

We strive to make ongoing realignments, if required, to achieve positive cash flow with our existing cash resources. Recent strategic changes made to our operations and additional sources and planned sources of revenue include the following:

   - During the third quarter of 2004, we implemented a new subscription-based pricing model for new home improvement service providers joining our service provider membership network. Prior to the implementation of the subscription based pricing model, home improvement service providers paid no monthly fee but were subject to "win" fees on all home improvement projects obtained through the use of our services. These win fees are based on a percentage of the total home improvement project value. We believe that the subscription based pricing structure will result in a more consistent cash flow stream as we will generate a flat monthly fee from many of the home improvement service providers using our service while continuing to generate revenue based on the quantity of leads sold. Additionally, we are collecting payments from service providers participating in the subscription based pricing model via credit card or ACH charges, which differs from the previous model whereby we billed service providers for leads sold and win fees earned and collected these charges at a later date. We believe charging our customers at the time of sale will have a positive impact on collections and will decrease the number of days our sales are outstanding. Some of the service providers that were part of our network prior to the implementation of the subscription based pricing model have remained on the previous pricing plan, however, we plan to convert these home improvement service providers to the subscription model during the first half of 2005.

   - During December 2004, we launched a new division of ImproveNet through the licensing of the 1-800-Contractor (1-800-266-8722) telephone number, the 1800Contractor.com web property (domain names) and associated service marks. This division will compliment the existing ImproveNet home improvement information services by supplementing the online home improvement service provider lead generation service with an online and offline resource for homeowners to find and research local contractors via the Internet or telephone. Through 1-800-Contractor, we plan to create an online directory of homeowner rated, screened service providers and contractors that can be accessed by homeowners by calling 1-800-Contractor or by visiting the 1800Contractor.com website. This will enable homeowners to obtain contractor contact data and detailed company information via the telephone or Internet. During the first quarter of 2005, we began generating revenue by selling directory listings to local and national home improvement service providers. Following the launch of 1-800-Contractor, service providers joining the ImproveNet network in 2005 pay an additional flat monthly fee to be listed in the 1-800-Contractor directory in addition to the monthly subscription fees discussed above.

   - During the first half of 2005, we intend to offer a highly targeted advertising program known as "AdServePRO" to businesses searching to promote their products and services to consumers and service providers in the home improvement industry. Advertisers will have the ability to feature their products and services as paid listings in their choice of ImproveNet's marketing channels, such as emails, newsletters and the web pages of ImproveNet.com, ImproveNetPro.com and 1800Contractor.com. AdServePRO's technology is intended to be a user-friendly web-based application that will allow advertisers to manage their accounts online, from setting up their campaign, creating the message, choosing their target audience and setting the amount they wish to invest in their advertising program.

No assurances can be made that the funds received from the recent private placement in June, 2004 will be adequate or sufficient to fund expansion, react to competitive pressures or take advantage of unanticipated opportunities that we may identify. Additionally, no assurances can be made that the recent strategic changes made to our operations and additional sources and planned sources of revenue discussed above will be implemented in a way that will have a positive impact on our operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents are defined as cash and short-term highly liquid deposits with initial maturities of three months or less. As of December 31, 2004, restricted cash of $100,000 represents funds held as collateral for a line of credit with a national banking association. As of December 31, 2004, there was approximately $62,000 outstanding on this line of credit.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject ImprovNet to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Information on each of these types of financial instruments are as follows:

We maintain our cash balances at a national high credit quality financial institution. Deposits not to exceed $100,000 are insured by the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2004 and 2003, we had uninsured cash balances of approximately $568,000 and $291,000, respectively.

ImproveNet extends credit to customers, which results in accounts receivable arising from its normal business activities. We do not require collateral or other security to support financial instruments subject to credit risk. We routinely assess the financial strength of our significant customers and, based upon factors surrounding the credit risk of those customers and the large overall relative size of our customer base, we believe that our accounts receivable credit risk exposure is limited. Our customers are not concentrated in any specific geographic region, but are concentrated in the home improvement services industry.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES CREDITS

ImproveNet maintains an allowance for doubtful accounts and sales credits based on expected collections of sales. We establish our allowance for doubtful accounts and sales credits based on the aging of our receivables, payment performance factors, historical trends and other relevant information. ImproveNet evaluates and revises its reserve on a monthly basis upon a review of specific accounts outstanding and the history of uncollectible accounts.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Improvements or betterments that extend the life of an asset are capitalized. Expenditures for maintenance and repair costs are expensed as incurred. Depreciation of property and equipment is computed by the straight-line method at rates adequate to allocate the cost of applicable assets over the expected useful lives of such assets. Amortization of leasehold improvements is computed using the shorter of the lease term or the expected useful life of the assets.

Estimated useful lives are as follows:

           Furniture and fixtures ....................     5 - 7 Years
           Equipment .................................       5 Years
           Software and website development costs ....     3 - 5 Years
           Leasehold improvements ....................       2 Years

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

ImproveNet capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility for our computer software products. Technological feasibility is generally based upon the achievement of a detail program design free of high-risk development issues. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a project-by-project basis and is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Research and development costs are charged to expense as incurred.

LONG-LIVED ASSETS

We account for long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

REVENUE RECOGNITION

Revenue is principally derived from lead fees, subscription fees and win fees. We recognize lead fees at the time we match a homeowner and contractor and the service provider becomes obligated to pay such fee. Subscription fees are generally billed monthly and are recognized ratably over the period covered by the subscription fee. Win fees are recognized at the time the service provider or the homeowner notifies us that a job has been sold and the service provider becomes obligated to pay such fee. Payments of any fees received in advance of providing services are deferred until the period the services are provided. ImproveNet establishes a refund reserve at the time of revenue recognition based on our historical experience with customer credits. We also recognize revenue from website related advertisements, which is recognized ratably over the period in which the advertising is delivered to our customers.

ADVERTISING COSTS

We recognize advertising expenses in accordance with SOP 93-7, "Reporting on Advertising Costs." As such, we expense advertising costs as they are incurred. Advertising expense was approximately nil and $24,000 for the years ended December 31, 2004 and 2003, respectively.

INCOME TAXES

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to that extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. We adjust the valuation allowance in the period we believe it is more likely than not that deferred tax assets will or will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

COMPREHENSIVE INCOME

The Company follows SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. There was no difference between our net loss and our comprehensive loss for any periods presented in the accompanying consolidated financial statements.

STOCK-BASED COMPENSATION PLANS

We have stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Such unaudited pro forma information, determined as if we had accounted for our employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table:

                                                                           2004              2003
                                                                       ------------      ------------
     Net loss attributable to Common Shareholders as reported ....     $ (1,277,095)     $   (786,188)
     Stock-based employee compensation expense
         pursuant to SFAS No. 123, net of tax ....................          (77,119)          (28,300)
                                                                       ------------      ------------
     Pro forma net loss attributable to Common Shareholders ......     $ (1,354,214)     $   (814,488)
                                                                       ============      ============

     Basic and diluted loss per share:
         As reported .............................................     $      (0.03)     $      (0.02)
                                                                       ============      ============
         Pro forma ...............................................     $      (0.03)     $      (0.02)
                                                                       ============      ============

The fair value of options granted during 2004 and 2003 was estimated using the Black-Scholes option pricing model using the following assumptions:

                                                          2004          2003
                                                         ------        ------
     Annual dividend yield ......................         --            --
     Weighted-average expected lives (years) ....        10.00         10.00
     Risk-free interest rate ....................          4.0%          3.0%
     Volatility .................................        143.0%        146.0%

NET INCOME (LOSS) PER SHARE INFORMATION

Basic earnings (loss) per share is calculated by dividing income (loss) available to Common Shareholders by the weighted average number of Common Shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of Common Stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible instruments using the if-converted method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses attributable to Common Shareholders for the year ended December 31, 2004 and 2003, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Dilutive securities not included in the diluted loss per share calculation for the years ended December 31, 2004 and 2003 are as follows:

                                                    2004           2003
                                                 ----------     ----------

     Options to purchase Common Shares .....        782,713        533,773
     Warrants to purchase Common Shares ....      1,327,307        426,155
                                                 ----------     ----------

     Total dilutive securities .............      2,110,020        959,928
                                                 ==========     ==========

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of our financial instruments included in current assets and current liabilities approximated their respective fair values at each balance sheet date due to the immediate or short-term maturity of these financial instruments. The fair value of long-term notes payable and lease obligations is based on current rates at which we could borrow funds with similar remaining maturities.

NEW ACCOUNTING PRONOUNCEMENTS

                  Statements of Financial Accounting Standards
                  --------------------------------------------

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable, (ii) financial instruments that embody an obligation to repurchase the issuer's equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets, (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares and
(iv) certain freestanding financial instruments. SFAS No. 150 was effective for contracts entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003, however, in October 2003, the FASB indefinitely deferred the application of certain provisions of SFAS No. 150 as they apply to mandatorily redeemable minority interests. Adoption of SFAS No. 150 did not have a significant impact on our financial statements.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The amendments
(i) reflect decisions of the Derivatives Implementation Group, (ii) reflect decisions made by the FASB in conjunction with other projects dealing with financial instruments and (iii) address implementation issues related to the application of the definition of a derivative. SFAS No. 149 also modifies various other existing pronouncements to conform with the changes made to SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS No. 149 did not have a significant impact on our financial statements.

SFAS No. 123, "Share-Based Payment (Revised 2004)." SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R is effective for ImproveNet in the first interim period beginning after December 15, 2005. We will transition to fair value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to us, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after December 15, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of December 15, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. The adoption of SFAS No. 123R is expected to have a significant impact on the Company's financial statements. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods.

Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

              Financial Accounting Standards Board Interpretations
              ----------------------------------------------------

FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003)." FIN 46, establishes accounting guidance for consolidation of variable interest entities
(VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after December 15, 2003. The adoption of this standard did not have a significant impact on our financial statements.

FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others -- an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in our financial statements for the year ended December 31, 2002. The adoption of this standard did not have a significant impact on our financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2004 and 2003:

                                                        2004           2003
                                                     ----------     ----------

     Furniture and fixtures ....................     $    2,138     $    2,138
     Equipment .................................         54,067          7,794
     Software and website development costs ....        134,955           --
     Leasehold improvements ....................         12,171         12,171
                                                     ----------     ----------

                                                        203,331         22,103
     Less:  Accumulated depreciation ...........        (22,750)        (5,616)
                                                     ----------     ----------

     Property and equipment, net ...............     $  180,581     $   16,487
                                                     ==========     ==========

4. LINE OF CREDIT

During September 2004 we entered into a line of credit for $100,000 with a national banking association. Interest accrues on all funds advanced on the line of credit at 1/4 point over the bank's prime lending rate. The maturity of the line of credit facility is September 14, 2005, at which time the payment of all outstanding principal and accrued interest is due. There is no penalty for prepayment of outstanding amounts prior to maturity. We have secured our obligations under the line of credit with the pledge of a certificate of deposit, accordingly, $100,000 is classified as restricted cash on the accompanying financial statements as of December 31, 2004. As of December 31, 2004, there was approximately $62,000 outstanding on this line of credit. During the first quarter of 2005, this line of credit was paid off and closed.

5. FINANCING TRANSACTION

Private Placement of Common Shares and Warrants
-----------------------------------------------

During June 2004, ImproveNet raised $1,050,000, from the sale of 10,500,000 Common Shares and three-year warrants to purchase 8,000,000 Common Shares at a strike price of $0.15 per share in a private placement transaction to several accredited investors (collectively, the "Investors"). The issuance was made under applicable registration exemptions from both state and federal securities laws including section 4(2) of the Securities Act of 1933, as amended. The proceeds were allocated to the Common Shares and warrants based on the relative fair value of each security at the time of issuance with $621,500 allocated to the Common Shares and $428,500 allocated to the warrants. Due to the nature of certain potential financial penalties related to registration rights granted to the Investors, the most substantive of which would require ImproveNet to rescind the transaction at the option of the Investors should the applicable registration statement not be declared effective and remain effective by March 1, 2005, the shares of Common Stock were initially classified outside of equity as mezzanine financing and the warrants to purchase Common Stock were initially classified as a liability. During October 2004, the Common Shares and warrants became fully registered, at which time the amounts were reclassified to equity. Prior to the registration statement being declared effective, changes in the fair value of the warrants were recognized as other income in our statement of operations. Changes in the fair value of the warrants resulted in other income of approximately $162,000 recognized during 2004. In connection with the private placement transaction, we granted the right to designate a nominee to our Board of Directors to one of the Investors.

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

Private Placement of Convertible Notes Payable
----------------------------------------------
During December 2003, we completed a private placement to accredited investors of $400,000 of 8% unsecured convertible promissory notes, each with a maturity of December 15, 2005 and interest payable quarterly. The issuance was made under applicable registration exemptions from both state and federal securities laws including section 4(2) of the Securities Act of 1933, as amended. Under the original terms of the promissory notes, the principal of each note and all accrued but unpaid interest was convertible into shares of ImproveNet's Common Stock at a rate of five shares for each one dollar of debt represented by each note. During June 2004 holders of $370,000 of principal of our 8.0% convertible promissory notes (the "Converting Investors") elected to convert the then outstanding principal and interest to Common Shares and warrants on similar terms to the private placement offering described above. The conversion resulted in the issuance of 3,707,400 Common Shares and three-year warrants to purchase 2,466,666 Common Shares at a strike price of $0.15 per share. The issuance was made under applicable registration exemptions from both state and federal securities laws including section 4(2) of the Securities Act of 1933, as amended. Due to the modified conversion terms associated with this conversion, we recognized a charge in the amount of approximately $695,000. The remaining $30,000 of the then outstanding principal of the 8.0% convertible promissory notes, which was with affiliates of ImproveNet, was repaid in the second quarter of 2004.

6. COMMITMENTS AND CONTINGENCIES

Legal proceedings
-----------------
From time to time, we may be involved in litigation relating to claims arising out of, or incidental to, our operations. We are currently engaged in various legal proceedings that are incidental to our business that could materially affect our business should an adverse judgment be entered against us. We intend to vigorously defend these claims and expect to prevail in all cases. In connection with the defense of these claims and the settlement of previous claims, we have accrued approximately $66,000 and $100,000 as of December 31, 2004 and 2003, respectively, which represents our best estimate of future costs associated with these claims.

One arbitration matter in Phoenix, Arizona involved First Systech International, Inc., a predecessor to eTechLogix, our wholly-owned subsidiary. This proceeding concerns the 1998 sale of an Enterprise Resource Planning software product to a former client who demanded a refund of the purchase price. The matter was before an arbitrator who entered an award against First Systech for $116,886 plus simple interest at 10% per year. First Systech International reached agreement with Friedman Corporation ("Friedman") pursuant to terms and conditions of a Repayment and Security Agreement effective May 25, 2004 (the "Agreement") which finalizes a payment plan for First Systech International's obligations for the arbitration award that Friedman has paid. The final amount owed under the Agreement is approximately $182,000 with interest accruing at 8% per annum from April 2, 2004 and attorney's fees incurred by Friedman in the minimum amount of $4,500 and not to exceed $10,000 as set forth therein. Payments of $5,000 per month commenced June 20, 2004, increased to $10,000 per month on November 20, 2004 and are scheduled to increase to $12,500 per month during June 2005. Following the June 2005 increase, payments will remain at $12,500 per month until the balance is paid in full. Pursuant to provisions of the Agreement, First Systech International has granted a security interest and lien on all of its assets to secure performance of its obligations under the Agreement. First Systech International continues to maintain ownership of all of the assets that it has pledged. As of December 31, 2004, a total of approximately $145,000 was due under the terms of this agreement and is included in "Liabilities of discontinued operations" on the accompanying balance sheets.

Other contractual arrangements
------------------------------
During September 2004 we entered into an exclusive licensing agreement for the use of the phone number and website domain name related to "1-800-Contractor" (the "Licensed Property"). The licensor receives a percentage of the gross revenue collected from our use of the Licensed Property, payable on a monthly basis during the term of the licensing agreement, which is subject to annual minimum payments to the licensor. Improvenet also has an option to purchase the Licensed Property. The term of the licensing agreement is for 100 years subject to the following early termination provisions: ImproveNet may terminate the licensing agreement at our election or upon exercise of our option to purchase the Licensed Property. The licensor may terminate the licensing agreement for
(i) ImproveNet's failure to make required payments timely, (ii) ImproveNet's failure to comply with its obligations under the licensing agreement after written notice of such failure or (iii) the proper revocation or suspension of ImproveNet's authority to do business in its state of incorporation or the state where our principal office is located.

7. CAPITAL STOCK

Common Stock
------------
On March 15, 2000, we completed our initial public offering and raised approximately $44.16 million in gross proceeds through the sale of approximately
2.76 million shares of Common Stock. ImproveNet has not declared or paid cash dividends as of the date of these financial statements. During the years ended December 31, 2004 and 2003, we had only one class of Capital Stock.

Common Stock Options
--------------------
ImproveNet has the following equity incentive and purchase plans in place as of December 31, 2004:

   - 1996 Stock Option Plan: Under our 1996 Stock Option Plan, as amended, we may issue incentive stock options or non-statutory stock options to purchase up to 2,700,000 shares of Common Stock. Incentive stock options may be granted to employees at exercise prices not lower than fair market value at the date of grant, as determined by the Board of Directors. Non-statutory stock options may be granted to employees, directors and consultants, at exercise prices not lower than 85% of fair market value at the date of grant, as determined by the Board of Directors. The Board also has the authority to set the term of the options up to a maximum of ten years. Options granted generally vest over four years. Unexercised options expire three months after termination of employment with ImproveNet.

   - 1999 Equity Incentive Plan: ImproveNet's Board of Directors adopted the 1999 Equity Incentive Plan (the "Incentive Plan") on December 3, 1999 under which 1,300,000 shares have been reserved for issuance. The number of shares reserved under the Incentive Plan will automatically increase on January 1 of each year by the lesser of 4% of the total number of shares outstanding or 1,300,000 shares. The Board of Directors had implemented a program of automatic option grants to each non-employee director such that each non-employee director will receive options to purchase 20,000 shares of common stock upon commencement of service as a director, which will vest monthly over three years and 5,000 shares annually thereafter, which will vest monthly over twelve months. This program was abandoned in 2004, and grants may be made to non-employee directors, from time to time, as determined by the Board of Directors.

   - Employee Stock Purchase Plan: ImproveNet's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan") on December 3, 1999 under which 300,000 shares have been reserved for issuance. The Purchase Plan was effected upon the effective date of our initial public offering. The number of shares reserved under the Purchase Plan will automatically increase on January 1 of each year by the lesser of an amount equal to 1% of the total number of shares outstanding, or 300,000 shares. Under the Purchase Plan, eligible employees may purchase common stock valued at the lesser of $25,000 or 15% of their compensation. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan defined dates. The Purchase Plan was suspended on June 29, 2001.

The following table summarizes Common Stock Options outstanding as of December 31, 2004:

            Options Outstanding                                  Options Exercisable
    ----------------------------------------------------  ---------------------------------
                           Weighted
                           Average           Weighted                          Weighted
      Quantity of         Remaining          Average        Quantity of         Average
        Options          Contractual         Exercise        Options           Exercise
      Outstanding        Life (Years)         Price        Outstanding           Price
    ----------------  ------------------  --------------  ---------------   ---------------
            788,889                 7.3          $ 0.05          788,889            $ 0.05
             66,668                 9.3            0.09           66,668              0.09
             40,000                 8.1            0.12           25,556              0.12
            207,500                 9.7            0.13           16,667              0.13
            880,000                 8.7            0.15          271,458              0.15
            800,000                 9.0            0.20          200,000              0.20
            177,102                 4.3            0.25          177,102              0.25
             60,000                 5.3            6.25           55,000              6.25
    ----------------                                      ---------------

          3,020,159                 8.2            0.26        1,601,340              0.32
    ================                                      ===============

The following table summarizes Common Stock Option activity for the years ended December 31, 2004 and 2003:

                                                                    Average
                                                   Number of        Exercise
                                                     Shares           Price
                                                   ----------      ----------

     Outstanding - December 31, 2002 .........      1,092,991      $     0.67

     Options granted .........................        980,000            0.17
     Options exercised .......................           --
     Options forfeited .......................        (67,000)          (4.15)
                                                   ----------

     Outstanding - December 31, 2003 .........      2,005,991            0.31

     Options granted .........................      1,374,184            0.15
     Options exercised .......................        (40,000)          (0.15)
     Options forfeited .......................       (320,016)          (0.11)
                                                   ----------

     Outstanding - December 31, 2004 .........      3,020,159      $     0.26
                                                   ==========

Common Stock Warrants
---------------------
Common Stock Warrants outstanding at December 31, 2004 and 2003 primarily relate to warrants issued in conjunction with financing transactions. The following table summarizes Common Stock Warrants outstanding as of December 31, 2004:

               Number of         Exercise            Expiration
                Shares             Price                Date
           ------------------   ------------  --------------------------
                       5,000           1.00         June 16, 2007
                     200,000           0.10         June 27, 2007
                     150,000           0.25      September 25, 2005
                     500,000           0.16       December 4, 2005
                      20,000           0.16       December 12, 2005
                  10,466,666           0.15         June 27, 2005
           ------------------

                  11,341,666
           ==================

The following table summarizes Common Stock Warrant activity for the years ended December 31, 2004 and 2003:

                                                                     Average
                                                   Number of         Exercise
                                                    Shares             Price
                                                 ------------      ------------

     Outstanding - December 31, 2002 .......        2,767,596      $       4.19

     Warrants issued .......................        2,370,000              0.16
     Warrants exercised ....................             --                --
     Warrants expired ......................       (1,500,000)            (0.15)
                                                 ------------

     Outstanding - December 31, 2003 .......        3,637,596              3.23

     Warrants issued .......................       10,466,664              0.15
     Warrants exercised ....................             --                --
     Warrants expired ......................       (2,762,596)            (4.20)
                                                 ------------

     Outstanding - December 31, 2004 .......       11,341,664      $       0.15
                                                 ============

8. INCOME TAXES

Significant components of our deferred income tax assets and liabilities are as follows:

                                                                        2004             2003
                                                                    ------------     ------------
     Deferred income tax assets (liabilities):
         Allowance for doubtful accounts and sales credits ....     $    115,000     $    116,000
         Excess of book over tax depreciation .................          (27,000)         (12,000)
         Federal net operating loss carryforwards .............        1,381,000          960,000
         Leasehold improvements ...............................          126,000          108,000
                                                                    ------------     ------------

     Total net deferred income tax assets .....................        1,595,000        1,172,000
     Less:  Deferred income tax valuation allowance ...........       (1,595,000)      (1,172,000)
                                                                    ------------     ------------

     Deferred income tax asset, net of valuation allowance ....     $       --       $       --
                                                                    ============     ============

At December 31, 2004, we had federal and state net operating loss carryforwards of approximately $4,060,000 and $2,680,000 respectively, which expire at various times through [2024] and [2009], respectively. Due to the merger of ImproveNet and eTechLogix in 2002, ImproveNet's pre-merger net operating losses are currently limited in use. The amount of net operating losses that can be used on an annual basis for the next twenty years is based on the value of ImproveNet at the time of the merger and the adjusted applicable federal long-term rate.

9. DISCONTINUED OPERATIONS

During the fourth quarter of 2004, the Board of Directors determined that our principal focus going forward would be on ImproveNet's core lead matching service and the products and services that compliment it. This decision was based on a number of factors, which include, but are not limited to, the opportunities in the Internet home improvement industry. Based on this decision, we have entered into an agreement during the first quarter of 2005 to dispose of substantially all of the operations of eTechLogix. An agreement in principle has been reached with a third party for the anticipated disposition and documents reflecting the definitive agreement are currently being prepared and are expected to be executed in the near future. Accordingly, the operations of eTechLogix, which had been classified as a separate operating segment in previous filings, have been classified as discontinued operations for all periods presented in these financial statements. The assets and liabilities of eTechLogix are presented in the Balance Sheets under the captions "Assets of discontinued operation" and "Liabilities of discontinued operations." The carrying amounts of the major classes of these assets and liabilities as of December 31, 2004 and 2003 are summarized as follows:

                                                                 2004           2003
                                                              ----------     ----------
     Assets:
         Cash and cash equivalents ......................     $     --       $    4,284
         Accounts receivable, net .......................         21,156         27,306
         Property and equipment, net ....................         14,107         83,313
                                                              ----------     ----------

         Assets of discontinued operations ..............     $   35,263     $  114,903
                                                              ==========     ==========

     Liabilities:
         Accounts payable ...............................     $   28,222     $   71,180
         Accrued litigation related costs ...............        214,724        305,588
         Line of credit .................................         60,081         65,619
         Deferred revenue ...............................         49,992         49,292
         Obligations under capital lease obligations ....         18,401         96,224
         Other accrued expenses .........................          4,679          7,732
                                                              ----------     ----------

         Liabilities of discontinued operations .........     $  376,099     $  595,635
                                                              ==========     ==========

Summarized statement of operations data for eTechLogix for the years ended December 31, 2004 and 2003 is as follows:

                                                     2004           2003
                                                  ----------     ----------

     Revenue ..................................   $  443,365     $  518,002
     Operating income (loss) ..................       83,286       (333,237)
     Net income (loss) ........................       86,030       (236,926)

eTechLogix recognizes revenue in accordance with SOP 97-2, "Software Revenue Recognition." This SOP provides guidance on revenue recognition of software transactions. eTechLogix recognizes revenue principally from the development and licensing of its software and from consulting and maintenance services rendered in connection with such development and licensing activities. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. eTechLogix also derives revenue from the sale of third party hardware and software which is recognized based on the terms of each contract. Consulting revenue is recognized when the services are rendered. No revenue is recognized prior to obtaining a binding commitment from the customer. Revenue from fixed price software development contracts, which require significant modification to meet the customer's specifications, is recognized on the percentage-of-completion method using the units-of-work-performed method to measure progress towards completion. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Revenue from software package license agreements without significant vendor obligations is recognized upon delivery of the software. Contract terms may provide for billing schedules that differ from revenue recognition and give rise to costs and estimated earnings in excess of billings on uncompleted software contracts, and billings in excess of costs and estimated earnings on uncompleted software contracts.

10. CUSTOMER CARE CENTER SERVICE AGREEMENT

ImproveNet entered into an agreement with a third party service provider to operate and manage our customer care center including the home improvement service provider matching operation. The agreement was effective on December 23, 2002, had a term of two years and was cancelable by ImproveNet with 90 days written notice or by the service provider with 180 days written notice. The agreement called for us to remit, on a weekly basis, 25% of collected revenues related to the home improvement service provider matching function that the service provider managed and operated. We were required to pay the service provider an additional 2.5% of monthly revenues in excess of $400,000 but less than $500,000 and an additional 5% of revenues greater than $500,000. In January 2004, the service provider provided written notice to us of termination of the services agreement. We staffed our Scottsdale, Arizona offices for the customer care call center operations, and in March 2004 we transitioned our customer service operations in-house.

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

11. RELATED PARTY TRANSACTIONS

Research and development
------------------------
We subcontract a portion of our research and development to companies wholly owned by two of our officers. We incurred costs of approximately $106,000 and $102,000 relative to these subcontracted services for the years ended December 31, 2004 and 2003, respectively.

Credit card use
---------------
To facilitate payments to certain vendors, we utilize credit cards held personally by certain of our executive officers. ImproveNet has agreed to indemnify these officers from any obligations arising from the use of these credit cards for ImproveNet's business.

12. RETIREMENT PLAN

Effective April 16, 1997, we adopted a 401(k) retirement plan. Employees are eligible to participate in the plan after four (4) months of service. Salary deferral may range from 1% to 15%. We match 100% of the amounts deferred by employees, up to 6% of an employee's annual compensation. We did not match any contributions during the years ended December 31, 2004 or 2003 relative to this plan.

Effective November 1, 2003, we amended the 401(k) retirement plan. Subsequent to November 1, 2003, we provide a 401(k) retirement plan, which allows participating employees to elect to contribute up to 90% of their gross compensation. The 401(k) plan is subject to certain government-mandated restrictions which limit the amount of each employee's contribution. Employees are eligible to participate 90 days after their date of hire. ImproveNet has not made matching contributions under this plan during 2004 or 2003.

13. SUBSEQUENT EVENTS

Capital lease obligations
-------------------------
During the first quarter of 2005, we entered into various capital and operating lease agreements for computers and computer equipment. A summary of future minimum lease payments under these leases is as follows:

                                                      Capital     Operating
                                                       Leases       Leases        Total
                                                     ----------   ----------   ----------
     2005 ......................................     $   12,986   $    6,401   $   19,387
     2006 ......................................         16,932        6,983       23,915
     2007 ......................................         16,932        6,983       23,915
     2008 ......................................         16,932          582       17,514
     2009 ......................................         14,058         --         14,058
     Thereafter ................................          3,371         --          3,371
                                                     ----------   ----------   ----------

     Total future minimum lease payments .......         81,211   $   20,949   $  102,160
                                                                  ==========   ==========
     Less:  amounts representing interest ......         26,002
                                                     ----------

     Present value of net minimum lease payments     $   55,209
                                                     ==========

                                      F-17