Form 10QSB
period 2005-03-31
IMPROVENET INC
filed 2005-05-20
CIK 1043561

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005



    [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER: 000-29927

                                IMPROVENET, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                               77-0452868
--------------------------------------------------------------------------------
      (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

            10799 NORTH 90TH STREET, SUITE 200, SCOTTSDALE, AZ 85260
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (480) 346-0000
--------------------------------------------------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the registrant's common stock, $.001 par value, was 54,552,653 as of April 29, 2005.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements...............................................  3

          Condensed Consolidated Balance Sheets as of March 31, 2005
             (Unaudited) and December 31, 2004...............................  3

          Unaudited Condensed Consolidated Statements of Operations
             for the three months ended March 31, 2005 and 2004..............  4

          Unaudited Condensed Consolidated Statement of Shareholders'
               Equity for the three months ended March 31, 2005..............  5

          Unaudited Condensed Consolidated Statements of Cash Flows
             for the three months ended March 31, 2005 and 2004..............  6

          Notes to Unaudited Condensed Consolidated Financial Statements.....  7

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 14

Item 3.   Controls and Procedures............................................ 21

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 22

Item 2.   Changes in Securities and Small Business Issuer Purchases
             of Equity Securities............................................ 22

Item 3.   Defaults Upon Senior Securities.................................... 22

Item 4.   Submission of Matters to a Vote of Security Holders................ 22

Item 5.   Other Information.................................................. 22

Item 6.   Exhibits and Reports on Form 8-K................................... 22

Signatures................................................................... 23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                IMPROVENET, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,       December 31,
                                                                                          2005              2004
                                                                                      ------------      ------------
                                                                                       (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ....................................................     $    251,036      $    555,784
   Restricted cash and cash equivalents .........................................             --             100,000
   Accounts receivable (net of allowance of approximately $269,000 and
       $284,000 as of March 31, 2005 and December 31, 2004, respectively) .......          190,437           170,715
   Prepaid expenses and other current assets ....................................           37,726            27,082
   Assets of discontinued operations ............................................            6,056            35,263
                                                                                      ------------      ------------

       Total current assets .....................................................          485,255           888,844

PROPERTY AND EQUIPMENT, NET .....................................................          243,575           180,581
                                                                                      ------------      ------------

       TOTAL ASSETS .............................................................     $    728,830      $  1,069,425
                                                                                      ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .............................................................     $    404,783      $    340,115
   Obligations under capital leases - current portion ...........................           16,932              --
   Accrued litigation related costs .............................................           60,302            66,302
   Deferred revenue .............................................................           35,308            25,740
   Line of credit ...............................................................             --              62,300
   Accrued expenses and other current liabilities ...............................           22,942            15,665
   Liabilities of discontinued operations .......................................          291,047           376,099
                                                                                      ------------      ------------

       TOTAL CURRENT LIABILITIES ................................................          831,314           886,221

LONG-TERM LIABILITIES:
   Obligations under capital leases - long-term portion .........................           37,501              --
                                                                                      ------------      ------------

       TOTAL LIABILITIES ........................................................          868,815           886,221
                                                                                      ------------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $0.001 par value; 100,000,000 shares authorized; 54,552,653 shares issued and outstanding as of March 31, 2005; 54,430,332 shares
       issued and outstanding as of December 31, 2004 ...........................           54,553            54,431
   Additional paid-in-capital ...................................................        2,619,030         2,604,850
   Accumulated deficit ..........................................................       (2,813,568)       (2,476,077)
                                                                                      ------------      ------------

       TOTAL SHAREHOLDERS' EQUITY ...............................................         (139,985)          183,204
                                                                                      ------------      ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................     $    728,830      $  1,069,425
                                                                                      ============      ============

               See the accompanying notes to the unaudited condensed consolidated financial statements.

                                IMPROVENET, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended
                                                                            March 31,
                                                                  -----------------------------
                                                                      2005             2004
                                                                  ------------     ------------
Revenue .....................................................     $    868,853     $    711,382
Cost of revenue .............................................          387,191          276,848
                                                                  ------------     ------------

Gross profit ................................................          481,662          434,534
Selling, general and administrative expense .................          828,319          454,616
                                                                  ------------     ------------

Loss from operations ........................................         (346,657)         (20,082)

Other income (expense)
   Interest income ..........................................            1,623              607
   Interest expense and financing costs .....................           (2,667)          (8,267)
   Miscellaneous income .....................................              501            9,201
                                                                  ------------     ------------

Net loss from continuing operations before income taxes .....         (347,200)         (18,541)
Provision for income taxes ..................................             --               --
                                                                  ------------     ------------

Net loss from continuing operations .........................         (347,200)         (18,541)
Income from discontinued operations, net of income taxes ....            9,709           22,125
                                                                  ------------     ------------

Net income (loss) attributable to Common Shareholders .......         (337,491)           3,584
                                                                  ============     ============

Basic earnings (loss) per share:
   Continuing operations ....................................     $      (0.01)    $       0.00
                                                                  ============     ============
   Discontinued operations ..................................     $       0.00     $       0.00
                                                                  ============     ============
   Net loss .................................................     $      (0.01)    $       0.00
                                                                  ============     ============

   Weighted average Common Shares outstanding - basic .......       54,472,773       39,210,315
                                                                  ============     ============

Diluted earnings (loss) per share:
   Continuing operations ....................................     $      (0.01)    $       0.00
                                                                  ============     ============
   Discontinued operations ..................................     $       0.00     $       0.00
                                                                  ============     ============
   Net loss .................................................     $      (0.01)    $       0.00
                                                                  ============     ============

   Weighted average Common Shares outstanding - diluted .....       54,472,773       40,170,315
                                                                  ============     ============

    See the accompanying notes to the unaudited condensed consolidated financial statements.

                                IMPROVENET, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005


                                             Common Stock               Additional                           Total
                                     ----------------------------        Paid-In        Accumulated       Shareholders'
                                        Shares           Amount          Capital          Deficit        Equity (Deficit)
                                     ------------     ------------     ------------     ------------      ------------
Balances, December 31, 2004 ....       54,430,332     $     54,431     $  2,604,850     $ (2,476,077)     $    183,204

Stock-based compensation .......          122,321              122           14,180                             14,302

Net loss .......................             --               --               --           (337,491)         (337,491)

                                     ------------     ------------     ------------     ------------      ------------
Balances, March 31, 2005 .......       54,552,653     $     54,553     $  2,619,030     $ (2,813,568)     $   (139,985)
                                     ============     ============     ============     ============      ============


               See the accompanying notes to the unaudited condensed consolidated financial statements.

                                IMPROVENET, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                       Three Months Ended March 31,
                                                                                      ------------------------------
                                                                                          2005              2004
                                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations ..........................................     $   (347,200)     $    (18,541)
   Adjustments to reconcile net loss to net cash flows
       from operating activities -
           Depreciation .........................................................           25,287            10,658
           Non-cash stock-based compensation ....................................           14,302              --
           Loss on sale of equipment ............................................            1,135              --
       Changes in operating assets and liabilities
              Accounts receivable ...............................................          (19,722)         (142,170)
              Prepaid expenses and other current assets .........................          (10,644)          (20,802)
              Accounts payable ..................................................           64,668            19,494
              Accrued litigation related costs ..................................           (6,000)          (20,682)
              Deferred revenue ..................................................            9,568              --
              Accrued expenses and other current liabilities ....................            7,277           (23,125)
              Intercompany receivable ...........................................           73,023             6,917
                                                                                      ------------      ------------

    Cash flows from operating activities ........................................         (188,306)         (188,251)
                                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ...........................................          (10,239)          (11,530)
   Capitalization of software and website development costs .....................          (14,440)             --
                                                                                      ------------      ------------

    Cash flows from investing activities ........................................          (24,679)          (11,530)
                                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of equipment ..............................................              400              --
   Borrowings (repayments) on line of credit ....................................          (62,300)             --
   Change in restricted cash and cash equivalents ...............................          100,000              --
   Principal repayments of capital lease obligations ............................             (776)             --
                                                                                      ------------      ------------
    Cash flows from financing activities ........................................           37,324              --
                                                                                      ------------      ------------

CASH FLOWS FROM DISCONTINUED OPERATIONS .........................................         (129,087)          (42,201)
                                                                                      ------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS ...........................................         (304,748)         (241,982)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................................          555,784           378,131
                                                                                      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................     $    251,036      $    136,149
                                                                                      ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid ............................................................     $      6,312      $     10,506
                                                                                      ============      ============
       Income taxes paid ........................................................     $       --        $       --
                                                                                      ============      ============

SUPPLEMENTAL DISCLOSUREES FOR NONCASH INVESTING AND FINANCING ACTIVITIES
       Acquisition of property and equipment under capital lease agreements .....     $     55,209      $       --
                                                                                      ============      ============

               See the accompanying notes to the unaudited condensed consolidated financial statements.

                                IMPROVENET, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.    ORGANIZATION OF BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements of ImproveNet, Inc. have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of ImproveNet and its wholly owned subsidiary, eTechLogix, Inc. ("eTechLogix") (collectively, "ImproveNet", "we", "us", or "our"). All intercompany transactions and balances have been eliminated in consolidation. Certain 2004 financial statement amounts have been reclassified to conform with 2005 presentation.

We are a leading Internet-based home improvement services company that, through our TrueMatch(TM) platform, connects homeowners to local screened home improvement service providers throughout the United States. We commenced operations in January 1996 as a regional contractor matching service. ImproveNet was initially incorporated in California and was reincorporated in Delaware in 1998. We spent the majority of 1996 and 1997 building our database of home improvement service providers, developing our services and technology, recruiting personnel and raising capital. We launched our website, www.ImproveNet.com, and homeowner / home improvement service provider matching service on a national scale in August 1997. During 1999 we completed the acquisition of two regional contractor referral companies: Contractor Referral Services, LLC and the J.L. Price Corporation, both of which were integrated into our operations during 2000. On March 15, 2000, we completed our initial public offering and raised approximately $44.16 million in gross proceeds through the sale of approximately 2.76 million Common Shares. Shares of our Common Stock were initially listed on the NASDAQ National Market System. During the first half of 2000, we spent substantial amounts on marketing and marketing related activities, as well as the development and expansion of our service and operations infrastructure. During 2002 ImproveNet merged with eTechLogix. The merger was accounted for as a reverse merger as the previous owners of eTechLogix received a controlling interest in ImproveNet subsequent to the merger. During the fourth quarter of 2004, the Board of Directors determined that our principal focus going forward would be on ImproveNet's core lead matching service and the products and services that compliment it. This decision was based on a number of factors, which include, but are not limited to, the opportunities in the Internet home improvement industry. Based on this decision, we have actively pursued, during the first quarter of 2005, disposition of substantially all of the operations of eTechLogix. An agreement has been executed with 2020 Technologies International, Inc. for the anticipated disposition and is expected to close in the near future. Accordingly, the operations of eTechLogix, which had been classified as a separate operating segment in previous filings, have been classified as discontinued operations for all periods presented in these financial statements.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The accounting policies followed in the preparation of these interim condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2004, as filed on Form 10-KSB. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-KSB for the year ended December 31, 2004. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation. Operating results for interim periods are not necessarily indicative of the results for full years. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in our annual report on Form 10-KSB for the year ended December 31, 2004.

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

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have continued to sustain losses for the past several years. We do not have sufficient revenues to cover operating costs, and we have a deficit in our shareholders' equity. We anticipate the need to raise additional capital through public or private, debt or equity offerings. No assurance can be made that we can raise additional capital on terms that are acceptable to us. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of our ability to continue as a going concern.

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

                                             Three Months Ended March 31,
                                            -----------------------------
                                                2005             2004
                                            ------------     ------------

Options to purchase Common Shares .....          509,060          516,812
Warrants to purchase Common Shares ....           46,154          449,306
                                            ------------     ------------

Dilutive securities ...................          555,214          966,118
                                            ============     ============

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

SFAS No. 123, "Share-Based Payment (Revised 2004)." SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R is effective for ImproveNet on January 1, 2006. We will transition to fair value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to us, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. The adoption of SFAS No. 123R is expected to have a significant impact on the Company's financial statements. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

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

2.    STOCK-BASED COMPENSATION

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

                                                                               Three Months Ended March 31,
                                                                              ------------------------------
                                                                                  2005              2004
                                                                              ------------      ------------
Net income (loss) attributable to Common Shareholders as reported .......     $   (337,491)     $      3,584
Stock-based employee compensation expense
    pursuant to SFAS No. 123, net of tax ................................          (63,649)          (98,000)
                                                                              ------------      ------------
Pro forma net loss attributable to Common Shareholders ..................     $   (401,140)     $    (94,416)
                                                                              ============      ============

Earnings (loss) per share:
    Basic as reported ...................................................     $      (0.01)     $       0.00
                                                                              ============      ============
    Basic Pro forma .....................................................     $      (0.01)     $      (0.00)
                                                                              ============      ============

    Diluted as reported .................................................     $      (0.01)     $       0.00
                                                                              ============      ============
    Diluted Pro forma ...................................................     $      (0.01)     $      (0.00)
                                                                              ============      ============

The fair value of options granted during the three months ended March 31, 2005 and 2004 were estimated using the Black-Scholes option pricing model using the following assumptions:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                        2005            2004
                                                     ----------      ----------
         Annual dividend yield .....................       --              --
         Weighted-average expected life (years) ....   10 years         2 years
         Risk-free interest rate ...................        3.6%              4%
         Volatility ................................        143%            147%

Details of our 1996 Stock Option Plan and 1999 Equity Incentive Plan are described in our consolidated financial statements for the year ended December 31, 2004 as filed on Form 10-KSB. During the three months ended March 31, 2005, 122,321 Common Shares and 1,685,800 options to purchase Common Shares were granted from the 1999 Equity Incentive Plan. As of March 31, 2005, the aggregate number of options outstanding entitled holders to purchase 4,705,959 Common Shares at prices ranging from $.05 to $6.25. The weighted average exercise price for vested options as of March 31, 2005 was $0.28 per share.

3.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                  March 31,       December 31,
                                                    2005              2004
                                                ------------      ------------
                                                 (Unaudited)

Furniture and fixtures ....................     $      2,138      $      2,138
Equipment .................................          106,857            54,067
Software and website development costs ....          159,633           134,955
Leasehold improvements ....................           12,171            12,171
                                                ------------      ------------

                                                     280,799           203,331
Less:  Accumulated depreciation ...........          (37,224)          (22,750)
                                                ------------      ------------

Property and equipment, net ...............     $    243,575      $    180,581
                                                ============      ============

ImproveNet capitalizes internally developed software and website development costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to estimated economic life and changes in software and hardware technologies. During the three months ended March 31, 2005, we capitalized a total of approximately $14,000 of internally developed software and website development costs.

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                               March 31,    December 31,
                                                                 2005           2004
                                                              ----------     ----------
                                                              (Unaudited)
Accrued compensation ....................................     $   13,729     $   15,665
Other current liabilities ...............................          9,213           --
                                                              ----------     ----------

Total accrued expenses and other current liabilities ....     $   22,942     $   15,665
                                                              ==========     ==========

5.    LINE OF CREDIT

During September 2004 we entered into a line of credit for $100,000 with a national banking association. Interest accrues on all funds advanced on the line of credit at 1/4 point over the bank's prime lending rate. The maturity of the line of credit facility is September 14, 2005, at which time the payment of all outstanding principal and accrued interest is due. There is no penalty for prepayment of outstanding amounts prior to maturity. We had secured our obligation under the line of credit with the pledge of a certificate of deposit, accordingly, $100,000 is classified as restricted cash on the accompanying financial statements as of December 31, 2004. As of December 31, 2004, there was approximately $62,000 outstanding on this line of credit. During the first quarter of 2005, this line of credit was paid off and closed.

6.    FINANCING TRANSACTION

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

7.    COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of, or incidental to, our operations. We are currently engaged in various legal proceedings that are incidental to our business that could materially affect our business should an adverse judgment be entered against us. We intend to vigorously defend these claims and expect to prevail in all cases. In connection with the defense of these claims and the settlement of previous claims, we have accrued approximately $60,000 and $66,000 as of March 31, 2005 and December 31, 2004, respectively, which represents our best estimate of future costs associated with these claims.

One arbitration matter in Phoenix, Arizona involved First Systech International, Inc., a predecessor to eTechLogix, our wholly-owned subsidiary. This proceeding concerns the 1998 sale of an Enterprise Resource Planning software product to a former client who demanded a refund of the purchase price. The matter was before an arbitrator who entered an award against First Systech for $116,886 plus simple interest at 10% per year. First Systech International reached agreement with Friedman Corporation ("Friedman") pursuant to terms and conditions of a Repayment and Security Agreement effective May 25, 2004 (the "Agreement") which finalizes a payment plan for First Systech International's obligations for the arbitration award that Friedman has paid. The final amount owed under the Agreement is approximately $182,000 with interest accruing at 8% per annum from April 2, 2004 and attorney's fees incurred by Friedman in the minimum amount of $4,500 and not to exceed $10,000 as set forth therein. Payments of $5,000 per month commenced June 20, 2004, increased to $10,000 per month on November 20, 2004 and are scheduled to increase to $12,500 per month during June 2005. Following the June 2005 increase, payments will remain at $12,500 per month until the balance is paid in full. Pursuant to provisions of the Agreement, First Systech International has granted a security interest and lien on all of its assets to secure performance of its obligations under the Agreement. First Systech International continues to maintain ownership of all of the assets that it has pledged. As of March 31, 2005, a total of approximately $118,000 was due under the terms of this agreement and is included in "Liabilities of discontinued operations" on the accompanying balance sheets.

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

8.    CUSTOMER CARE CENTER SERVICE AGREEMENT

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

9.    DISCONTINUED OPERATIONS

During the fourth quarter of 2004, the Board of Directors determined that our principal focus going forward would be on ImproveNet's core lead matching service and the products and services that compliment it. This decision was based on a number of factors, which include, but are not limited to, the opportunities in the Internet home improvement industry. Based on this decision, we have entered into an agreement during the first quarter of 2005 to dispose of substantially all of the operations of eTechLogix. An agreement has been executed with a third party for the anticipated disposition and is expected to close in the near future. Accordingly, the operations of eTechLogix, which had been classified as a separate operating segment in previous filings, have been classified as discontinued operations for all periods presented in these financial statements. The assets and liabilities of eTechLogix are presented in the Balance Sheets under the captions "Assets of discontinued operation" and "Liabilities of discontinued operations." The carrying amounts of the major classes of these assets and liabilities as of March 31, 2005 and December 31, 2004 are summarized as follows:

                                                         2005           2004
                                                      ----------     ----------
Assets:
      Cash and cash equivalents .................     $       72     $     --
      Accounts receivable, net ..................          4,000         21,156
      Property and equipment, net ...............          1,984         14,107
                                                      ----------     ----------

      Assets of discontinued operations .........     $    6,056     $   35,263
                                                      ==========     ==========

Liabilities:
      Accounts payable ..........................     $     --       $   28,222
      Accrued litigation related costs ..........        187,446        214,724
      Line of credit ............................         57,984         60,081
      Deferred revenue ..........................         33,342         49,992
      Obligations under capital leases ..........          6,275         18,401
      Other accrued expenses ....................          6,000          4,679
                                                      ----------     ----------

      Liabilities of discontinued operations ....     $  291,047     $  376,099
                                                      ==========     ==========

Summarized statement of operations data for eTechLogix for the three months ended March 31, 2005 and 2004 is as follows:

                                                         2005           2004
                                                      ----------     ----------

Revenue .........................................     $   62,478     $  168,625
Operating income ................................         12,867         26,632
Net income ......................................          9,709         22,125

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

10.   RELATED PARTY TRANSACTIONS

Research and development
------------------------
We subcontract a portion of our research and development to companies wholly owned by two of our officers. We incurred costs of approximately $21,000 and $29,000 relative to these subcontracted services during the three months ended March 31, 2005 and 2004, respectively. $12,000 and $27,000 have been included in discontinued operations for the three months ended March 31, 2005 and 2004, respectively.

Credit card use
---------------
To facilitate payments to certain vendors, we utilize credit cards held personally by certain of our executive officers. ImproveNet has agreed to indemnify these officers from any obligations arising from the use of these credit cards for ImproveNet's business.

11.   CAPITAL LEASE OBLIGATIONS

Capital lease obligations
-------------------------
During the first quarter of 2005, we entered into various capital and operating lease agreements for computers and computer equipment. A summary of future minimum lease payments under these leases is as follows:

                                                       CAPITAL      OPERATING
FOR THE YEAR ENDED MARCH 31,                           LEASES         LEASES         TOTAL
---------------------------------------------------------------------------------------------
2006 ...........................................     $   16,932     $    6,983     $   23,915
2007 ...........................................         16,932          6,983         23,915
2008 ...........................................         16,932          5,238         22,170
2009 ...........................................         14,062           --           14,062
2010 ...........................................         12,600           --           12,600
                                                     ----------     ----------     ----------

Total future minimum lease payments ............         77,458     $   19,204     $   96,662
                                                                    ==========     ==========
Less:  amounts representing interest ...........         23,025
                                                     ----------

Present value of net minimum lease payments ....     $   54,433
                                                     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein as well as our annual report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission, including the factors set forth in the section titled "Factors That Might Affect Future Results" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    OVERVIEW

HOME IMPROVEMENT INFORMATION SERVICES SEGMENT

We are a leading web-based home improvement services company that provides matching services to homeowners and local screened home improvement service providers throughout the United States. We were recognized by Money Magazine as "Best of the Web" in 2003 under the Home Improvement Category and have been featured nationally on the Today Show, MSNBC, CNNfn, CBS Marketwatch and locally on many news networks and in newspapers. ImproveNet has been connecting homeowners with local screened home improvement service providers since 1996. Our website, www.improvenet.com, includes over 50,000 pages of content and serves both homeowner and home improvement service providers including architects, designers, builders and contractors to assist with the completion of home improvement projects from start to finish. Our website also features management tools, product showcases, visualizers, advice from experts and active message boards targeting home improvement content.

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

        Project Lead
        Budget Range              Standard        Professional     Master
        ------------              --------        ------------     ------
        $0 - $999                 $  10.00        $   7.00        $   5.00
        $1,000 - $4,999              15.00           10.00            8.00
        $5,000 - $9,999              32.00           25.00           16.00
        $10,000 - $24,999            65.00           50.00           32.00
        $24,000 - $50,000           100.00           75.00           50.00
        Over $50,000                120.00          100.00           60.00

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

          Project Lead                            Lead           Win
          Budget Range                             Fee           Fee
        -----------------                       ---------     ---------
        $0 - $999                               $    --          7.0%
        $1,000 - $4,999                             10.00        5.0%
        $5,000 - $9,999                             25.00        2.0%
        $10,000 - $24,999                           50.00        2.0%
        $25,000 - $50,000                           75.00        2.0%
        Over $50,000                               100.00        2.0%

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

SOFTWARE DEVELOPMENT AND SALES SEGMENT

During the fourth quarter of 2004, the Board of Directors determined that our principal focus going forward would be on ImproveNet's core lead matching service and the products and services that compliment it. This decision was based on a number of factors, which include, but are not limited to, the opportunities in the Internet home improvement industry discussed elsewhere in this document. Based on this decision, we have actively pursued, during the first quarter of 2005, disposition of substantially all of the operations of eTechLogix. An agreement has been executed with 2020 Technologies International, Inc. for the anticipated disposition and is expected to close in the near future. Accordingly, the operations of eTechLogix, which had been classified as a separate operating segment in previous filings, have been classified as discontinued operations for all periods presented in the financial statements included in this filing and in any financial data presented elsewhere herein.

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

Following the launch of 1-800-Contractor, service providers joining the ImproveNet network in 2005 pay an additional flat monthly fee to be listed in the 1-800-Contractor directory in addition to the monthly subscription fees discussed above in the "Home Improvement Information Services" segment. ProPLUS and Pro 1-800-Contractor members are able to purchase leads at the ImproveNet Professional rates shown above, while Standard 1-800-Contractor members are offered leads at the Standard rates shown above in the "Home Improvement Information Services" segment. New service providers joining the ImproveNet network and 1-800-Contractor directory in 2005 pay monthly subscription fees as follows:

      Standard ....................................................     $   9.99
      Pro .........................................................        39.99
      ProPlus .....................................................        79.99
      Master (ProPlus status in the 1-800-Contractor directory ....       199.99

                            COST OF REVENUE STRUCTURE

HOME IMPROVEMENT INFORMATION SERVICES

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

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Our consolidated results of operations for the three months ended March 31, 2005 and 2004 is as follows:

                                              Three months ended March 31,
                                    ---------------------------------------------------                     Percentage
                                             2005                        2004                   Change        Change
                                    ----------------------       ----------------------       ----------      ------
Revenue .......................     $  868,853       100.0%      $  711,382       100.0%      $  157,471        22.1%
Cost of revenue ...............        387,191        44.6%         276,848        38.9%         110,343        39.9%
                                    ----------      ------       ----------      ------       ----------      ------

Gross profit ..................        481,662        55.4%         434,534        61.1%          47,128        10.8%
Selling, general and
    administrative expense ....        828,319        95.3%         454,616        63.9%         373,703        82.2%
                                    ----------      ------       ----------      ------       ----------      ------

Loss from operations ..........     $ (346,657)      (40.0%)     $  (20,082)       (2.8%)     $ (326,575)     1626.2%
                                    ==========      ======       ==========      ======       ==========      ======

REVENUE

A summary of our revenue for the three months ended March 31, 2005 and 2004 is as follows:

                                                   Year ended March 31,
                                    ---------------------------------------------------                     Percentage
                                             2005                        2004                   Change        Change
                                    ----------------------       ----------------------       ----------      ------
Lead fees ......................    $  664,845        76.6%      $  528,112        74.2%      $  136,733        25.9%
Subscription fees ..............       121,610        14.0%            --                        121,610         N/A
Win fees .......................        62,016         7.1%         172,670        24.3%        (110,654)     -64.1%
Marketing and other revenue ....        20,382         2.3%          10,600         1.5%           9,782        92.3%
                                    ----------      ------       ----------      ------       ----------      ------

                                    $  868,853       100.0%      $  711,382       100.0%      $  157,471        22.1%
                                    ==========      ======       ==========      ======       ==========      ======

Revenue was approximately $869,000 and $711,000 for the three months ended March 31, 2005 and 2004, respectively, an increase of $158,000 or 22.1%. The increase in revenue for the three months ended March 31, 2005, as compared to the same period in the prior year, is due to increased lead sales and subscription fees from the subscription based pricing model, offset by a decline in win fees. We anticipate win fees to continue to decline as a percentage of revenue and subscription fees to increase as a percentage of revenue in the future as more new contractors are established, and existing contractors are converted to the subscription based pricing model.

Overall, there was little impact on lead revenue as a result of lead pricing changes associated with our adoption of the subscription based pricing model in the third quarter of 2004. Fluctuations in lead revenue on a period over period basis are primarily the result of net lead revenue sales volume increases.

COST OF REVENUE

Cost of revenue was approximately $387,000 and $277,000 for the three months ended March 31, 2005 and 2004, respectively, an increase of $110,000 or 39.9%. As a percentage of revenue, cost of revenue was 44.6% and 38.9% for the three months ended March 31, 2005 and 2004, respectively. The increase in cost of revenue as a percentage of revenue is due to higher costs associated with procuring leads from lead generators. The overall increase in cost of revenue for the three months ended March 31, 2005, as compared to the same period in the prior year was due to increased costs related to lead generators and affiliates of 45.7% and increased costs of qualifying leads internally of 9.8%, offset by decreased costs associated with leads procured from search engines of 6.8% and a decrease in costs from our previous customer care service provider of 8.8%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Consolidated selling, general and administrative expense was approximately $828,000 and $455,000 for the three months ended March 31, 2005 and 2004, respectively, an increase of $373,000 or 82.2%. Since the time of the move of our customer care center operations to our office in Scottsdale, Arizona in late March 2004, we have increased personnel, made enhancements to our infrastructure and expended other resources to support those operations. Much of this increase is reflected in our selling, general and administrative expenses in the areas of payroll expense, office overhead, professional services, IT facilities maintenance, and programming expense from personnel employed with our wholly owned subsidiary, eTechLogix. In addition our bad debt expense has increased. The increase in payroll expense and bad debt expense was approximately $321,000 during the three months ended March 31, 2005 versus the same period in the previous year. Increases in payroll expense and bad debt expense increased selling, general and administrative expense 60.8% and 9.7%, respectively.

During March 2004, we staffed our Scottsdale, Arizona office to operate all customer care call center functions including lead qualification, service provider support and collections. Prior to this, these functions had been performed by a third party service provider.

OTHER INCOME (EXPENSE)

Other income (expense) is summarized as follows:

                                                  Three Months Ended
                                                       March 31,
                                              --------------------------
                                                 2005            2004
                                              ----------      ----------

Interest income .........................     $    1,623      $      607
Interest expense and financing costs ....         (2,667)         (8,267)
Miscellaneous income ....................            501           9,201
                                              ----------      ----------

                                              $     (543)     $    1,541
                                              ==========      ==========

Interest income
---------------
Interest income increased for the three months ended March 31, 2005 versus the same period in the prior-year due to higher amounts of interest bearing investments during the current period.

Interest expense and financing costs
------------------------------------
Interest expense and financing costs decreased during the three months ended March 31, 2005 versus the same period in the prior year as a result of higher interest expense associated with the 8% convertible promissory notes in the first quarter 2004.

Miscellaneous income
--------------------
Miscellaneous income decreased for the three months ended March 31, 2005 versus the same period in the prior-year as the result of fewer non-operating activities.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are to fund capital expenditures, which includes expenditures related to the development and implementation of AdServe and 1-800-Contractor, which were discussed previously herein. The significant source of liquidity is cash on hand. Net working capital was approximately negative $346,000 versus approximately $3,000, including restricted cash, as of March 31, 2005 and December 31, 2004, respectively. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents.

Due to the significant level of current liabilities and the history of operating losses, there is no assurance that our available cash resources will be sufficient to meet our anticipated needs for operations and capital expenditures during the next 12 months. We will strive to make ongoing realignments, if required, to achieve positive cash flow with our existing cash resources. If results of operations for 2005 do not meet our expectations we may need to raise additional funds, to develop new or enhance existing services, to respond to competitive pressures, or to acquire complementary businesses, services or technologies. If we raise additional funds by selling equity securities, the percentage ownership of our stockholders will be reduced. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds were not available on acceptable terms, our ability to fund expansion, react to competitive pressures, or take advantage of unanticipated opportunities would be substantially limited. If this occurred, our business would be significantly harmed. We will continue to evaluate our needs for funds based on our assessment of access to public or private capital markets and the timing of our need for funds. We may seek to raise these additional funds through private or public debt or equity financings.

FINANCING TRANSACTION

During June 2004, ImproveNet raised $1,050,000, from the sale of 10,500,000 Common Shares and three-year warrants to purchase 8,000,000 Common Shares at a strike price of $0.15 per share in a private placement transaction to several accredited investors (collectively, the "Investors"). The proceeds were allocated to the Common Shares and warrants based on the relative fair value of each security at the time of issuance with $621,500 allocated to the Common Shares and $428,500 allocated to the warrants. Due to the nature of certain potential financial penalties related to registration rights granted to the Investors, the most substantive of which would require ImproveNet to rescind the transaction at the option of the Investors should the applicable registration statement not be declared effective and remain effective by March 1, 2005. Initially, the shares of Common Stock were classified outside of equity as mezzanine financing and the warrants to purchase Common Stock were classified as a liability. The Common Shares and warrants continued to be classified in such manner until such registration statement was declared effective on October 26, 2004, at which time the amounts were reclassified to equity. Prior to the registration statement being declared effective, changes in the fair value of the warrants were recognized as other income or expense in our statement of operations. We recognized additional other income during the fourth quarter of 2004 of approximately $75,000 as a result of changes in the fair value of the warrants during the fourth quarter of 2004 prior to the registration statement being declared effective. In connection with the sale, we granted the right to designate a nominee to our Board of Directors to one of the Investors.

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

EQUITY ISSUANCE

The following table summarizes ImproveNet's Common Share issuances during the three months ended March 31, 2005:

                                                                             Number of
                                                                           Common Shares
                                                                           -------------
Stock based compensation of consultants, employees and directors .....           122,321
                                                                           -------------

Common Shares issued during the three months ended March 31, 2005 ....           122,321
                                                                           =============

CASH FLOWS

The following discussion relates to the major components of the changes in cash flows for the three months ended March 31, 2005 and 2004.

CASH FLOW USED IN OPERATING ACTIVITIES

Cash flow used in operating activities was approximately $188,000 for the three months ended March 31, 2005 and 2004, respectively. The cash used in operating activities in the current quarter reflects the changes in the operating assets and liabilities.

CASH FLOW USED IN INVESTING ACTIVITIES

Cash flow used in investing activities was approximately $25,000 and $12,000 for the three months ended March 31, 2005 and 2004, respectively. The increase in cash used in investing activities is primarily due to the development and enhancement of our existing software systems and the purchase of equipment and development of software to implement AdServe. We intend to finance expenditures related to the AdServe and 1-800-Contractor initiatives through currently available cash on hand and the issuance of additional debt and / or equity securities if necessary.

CASH FLOW FROM FINANCING ACTIVITIES

Cash flow provided by financing activities was approximately $37,000 and $0 for the three months ended March 31, 2005 and 2004, respectively. The increase in cash flow from financing activities is due to the change in restricted cash and cash equivalents, offset by payments to the line on credit.

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

Some of these factors are discussed in more detail in our annual report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2004, including those under Item 1. of the annual report, "Description of Business -- Factors Affecting Future Performance, Results of Operation and Financial Condition," as well as those factors discussed in our Form SB-2 filed on October 26, 2004 with the Securities and Exchange Commission under the heading "Risk Factors." If one or more of these risks or uncertainties affects future events and circumstances, or if underlying assumptions do not materialize, actual results may vary materially from those described in this Form 10-QSB and our annual report as anticipated, believed, estimated or expected, and this could have a material adverse effect on our business, financial condition and the results of our operations. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS --

Exhibit 31.1 --    Section 302 Certification of Jeffrey I. Rassas, Chief
                   Executive Officer

Exhibit 31.2 --    Section 302 Certification of Homayoon J. Farsi, Acting Chief
                   Financial Officer

Exhibit 32.1 --    Section 1350 Certification of Jeffrey I. Rassas, Chief
                   Executive Officer

Exhibit 32.2 --    Section 1350 Certification of Homayoon J. Farsi, Acting Chief
                   Financial Officer

(b) REPORTS ON FORM 8-K DURING THE QUARTER ENDED MARCH 31, 2005:

On January 25, 2005, we filed a current report on Form 8-K to announce the resignation of Ronald B. Cooper from ImproveNet's Board of Directors. No appointment or election of a replacement for Mr. Cooper has been made.

On March 25, 2005, we filed a current report on Form 8-K to announce the resignation of James R. Schroepfer as ImproveNet's Chief Financial Officer. Homayoon J. Farsi, ImproveNet's President and a director, assumed the duties of Acting Chief Financial Officer while the Company actively seeks a permanent Chief Financial Officer.

On April 8, 2005, we filed a current report on Form 8-K to announce execution of a sales agreement between eTechLogix, Inc., our wholly owned subsidiary, and 2020 Technologies International, Inc. for the intangible assets and certain property and assets of Etech, including its SmartFusion software line and contracts and service and support agreements relative thereto which are held by Etech along with the obligation to provide some limited knowledge transfer services to 2020 for the software.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, ImproveNet, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2005
                            By: /s/ JEFFREY I RASSAS
                  _____________________________________________
                                Jeffrey I Rassas
                             CHIEF EXECUTIVE OFFICER

                            By: /s/ HOMAYOON J. FARSI
                  _____________________________________________
                                Homayoon J. Farsi
                         ACTING CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

      EXHIBIT NO.                                        DESCRIPTION

      Exhibit 31.1   --   Section 302 Certification of Jeffrey I. Rassas, Chief
                          Executive Officer

      Exhibit 31.2   --   Section 302 Certification of Homayoon J. Farsi, Acting
                          Chief Financial Officer

      Exhibit 32.1   --   Section 1350 Certification of Jeffrey I. Rassas, Chief
                          Executive Officer

      Exhibit 32.2   --   Section 1350 Certification of Homayoon J. Farsi,
                          Acting Chief Financial Officer