Form 10KSB/A
period 2004-12-31
IMPROVENET INC
filed 2005-07-05
CIK 1043561

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

                    DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

REASON FOR THE FILING OF OUR 10-KSB/A

Following the filing of our 10-KSB on March 31, 2005 for the year ended December 31, 2004, it was brought to our attention that two of the figures reflected in our Consolidated Statement of Cash Flows had been incorrectly stated due to an inadvertent typographical error in the processing of the 10-KSB. This typographical error has necessitated the filing of this 10-KSB/A. The figures for "Cash flows from investing activities" for 2004 and 2003 had incorrectly been reflected as (394,190) and (141,101), respectively (the same figures which were correctly shown for "Cash flows from operating activities"). As a result, these figures in our Consolidated Statement of Cash Flows do not track correctly. The figures for "Cash flows from operating activities" were inadvertently inserted for "Cash flows from investing activities". The numbers reflected under "Cash flows from investing activities" for 2004 and 2003 are corrected in this 10-KSB/A, and the figures for our Consolidated Statement of Cash Flows now track correctly.

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

Date: July 5, 2005
                            By: /s/ JEFFREY I RASSAS
                         ------------------------------
                                Jeffrey I Rassas
                             CHIEF EXECUTIVE OFFICER


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

                            By: /s/ JEFFREY I RASSAS
                         ------------------------------
                                Jeffrey I Rassas
                      CHIEF EXECUTIVE OFFICER AND DIRECTOR


                             By: /s/ HOMAYOON FARSI
                         ------------------------------
                                 Homayoon Farsi
            PRESIDENT AND ACTING CHIEF FINANCIAL OFFICER AND DIRECTOR


                               By: /s/ NASER AHMAD
                         ------------------------------
                                   Naser Ahmad
                      CHIEF TECHNOLOGY OFFICER AND DIRECTOR


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

Date: July 5, 2005

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
                                ===========  =========  ===========  =========  ===========  ===========  ===========  ===========

                      The accompanying notes are an integral part of these consolidated financial statements.

                                IMPROVENET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     2004              2003
                                                                                 ------------      ------------
 Cash flows from operating activities:
    Net loss from continuing operations ....................................       (1,363,125)         (549,262)
    Adjustments to reconcile net loss to net cash flows
        from operating activities -
            Depreciation ...................................................           61,817            40,149
            Non-cash stock-based compensation ..............................          133,601              --
            Changes in the fair value of warrants pending registration .....         (162,157)             --
            Induced conversion of 8% convertible promissory notes ..........          694,561              --
            Relief of debt .................................................          (14,023)             --
            Treasury stock subscribed ......................................             --           1,961,941
            Other non-cash items ...........................................              740            57,200
        Changes in operating assets and liabilities
               Accounts receivable .........................................          132,451            (9,242)
               Intercompany receivable......................................          138,487          (221,236)
               Prepaid expenses and other current assets ...................          (19,249)           41,131
               Receivable from stock transfer agent ........................             --             594,715
               Accounts payable ............................................          (17,869)          198,058
               Accrued litigation related costs ............................          (33,248)             --
               Deferred revenue ............................................           25,740              --
               Accrued expenses and other current liabilities ..............           28,084           123,474
               Accrued eTechLogix merger costs .............................             --          (2,378,029)
                                                                                 ------------      ------------

    Cash flows from operating activities ...................................         (394,190)         (141,101)
                                                                                 ------------      ------------

 Cash flows from investing activities:
    Purchase of property and equipment .....................................          (34,425)          (22,104)
    Capitalization of software and website development costs ...............         (118,639)             --
                                                                                 ------------      ------------

    Cash flows from investing activities ...................................         (153,064)          (22,104)
                                                                                 ------------      ------------

 Cash flows from financing activities:
    Proceeds from the private placement of Common Shares and warrants ......        1,050,000              --
    Proceeds from convertible notes payable ................................             --             400,000
    Borrowings on line of credit ...........................................           62,300              --
    Change in restricted cash and cash equivalents .........................         (100,000)             --
    Proceeds from notes payable ............................................             --                --
    Principal repayments of notes payable and capital lease obligations ....          (30,000)             --
    Proceeds from the exercise of options and warrants .....................            6,000              --
    Fees paid for financing transactions ...................................          (26,358)             --
                                                                                 ------------      ------------

    Cash flows from financing activities ...................................          961,942           400,000
                                                                                 ------------      ------------

Cash flows from discontinued operations ....................................         (237,035)         (276,948)
                                                                                 ------------      ------------

Increase (decrease) in cash and cash equivalents ...........................          177,653           (40,153)
Cash and cash equivalents, beginning of period .............................          378,131           418,284
                                                                                 ------------      ------------

Cash and cash equivalents, end of period ...................................     $    555,784      $    378,131
                                                                                 ============      ============

 Supplemental cash flow information:
        Interest paid ......................................................     $     36,606      $     16,189
                                                                                 ============      ============
        Income taxes paid ..................................................     $       --        $       --
                                                                                 ============      ============

    Non-cash activities:
        Conversion of notes payable into Common Stock ......................     $    370,000      $       --
                                                                                 ============      ============
        Capital expenditures accrued at December 31, 2004 ..................     $     28,164      $       --
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